Form 10-Q
period 1999-06-30
APPNET SYSTEMS INC
filed 1999-08-16
CIK 1066197

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                       Commission File Number: 000-26263

                              APPNET SYSTEMS, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             52-2077860
  ----------------------------------------  ---------------------------------
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

                            6707 DEMOCRACY BOULEVARD
                               BETHESDA, MD 20817
                       ----------------------------------
          (Address of principal executive offices including zip code)

                                 (301) 493-8900
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes / /  No /X/

    As of August 6, 1999, there were 31,096,138 outstanding shares of the Registrant's Common Stock, $0.0005 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              APPNET SYSTEMS, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

       Consolidated Balance Sheets at June 30, 1999 and December 31, 1998..................................           3

       Consolidated Statements of Operations for the three months ended June 30,1999 and 1998 and the six
      months ended June 30, 1999 and 1998..................................................................           4

       Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998...............           5

       Notes to Consolidated Financial Statements..........................................................           6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..............          13

Item 3. Quantitative and Qualitative Disclosure About Market Risk..........................................          23

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..........................................................          24

Item 6. Exhibits and Reports on Form 8-K...................................................................          24

Signature..................................................................................................          25

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                              APPNET SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        1999            1998
                                                                                   --------------  --------------
                                                                                    (UNAUDITED)      (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents......................................................  $   11,497,000  $    2,447,000
  Accounts receivable, net of allowance for doubtful accounts of $1,578,000 and
    $1,124,000, respectively.....................................................      23,213,000      11,238,000
  Other current assets...........................................................       1,608,000       1,118,000
                                                                                   --------------  --------------
    Total current assets.........................................................      36,318,000      14,803,000
Property and equipment, net......................................................       5,619,000       3,012,000
Intangible assets, net...........................................................     116,074,000      99,380,000
    Other assets.................................................................       1,550,000       1,175,000
                                                                                   --------------  --------------
Total assets.....................................................................  $  159,561,000  $  118,370,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................................  $    3,611,000  $    2,737,000
  Accrued expenses...............................................................      22,129,000       6,911,000
  Current portion of convertible notes and long-term debt........................       2,230,000       2,426,000
                                                                                   --------------  --------------
    Total current liabilities....................................................      27,970,000      12,074,000
Credit facilities................................................................       8,100,000      37,461,000
Convertible notes, net of current portion........................................       8,800,000       2,706,000
Other long-term debt, net of current portion.....................................       3,517,000       1,199,000
Other long-term liabilities......................................................       1,066,000       3,398,000
                                                                                   --------------  --------------
    Total liabilities............................................................      49,453,000      56,838,000
                                                                                   --------------  --------------
Class A Preferred Stock, $.01 par value, 96,621 shares authorized, zero and
  38,093 shares issued and outstanding as of June 30, 1999 and December 31, 1998,
  respectively, liquidation value $1,000 per share...............................              --      37,646,000
Common stock subject to put rights, $.0005 par value, zero and 48,771 shares issued and outstanding as of June 30, 1999 and December 31, 1998,
  respectively...................................................................              --         278,000
Stockholders' equity:
  Class B Preferred Stock, $.01 par value, 20,000 shares authorized, zero and
    11,576 shares issued and outstanding as of June 30, 1999 and December 31,
    1998, respectively, liquidation value $1,000 per share.......................              --      11,576,000
  Common stock, $.0005 par value; 75,000,000 shares authorized, 31,079,947 and
    19,504,173 shares issued and outstanding as of June 30, 1999 and December 31,
    1998, respectively...........................................................          16,000          10,000
  Additional paid in capital.....................................................     164,302,000      27,222,000
  Notes receivable from management...............................................        (679,000)       (821,000)
  Deferred compensation..........................................................        (446,000)              -
  Accumulated deficit............................................................     (53,085,000)    (14,379,000)
                                                                                   --------------  --------------
    Total stockholders' equity...................................................     110,108,000      23,608,000
                                                                                   --------------  --------------
Total liabilities, redeemable stock and stockholders' equity.....................  $  159,561,000  $  118,370,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

        The accompanying notes are an integral part of these statements.

                              APPNET SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     -----------------------------  -----------------------------
                                                          1999           1998            1999           1998
                                                     --------------  -------------  --------------  -------------

Revenues...........................................  $   25,063,000  $     823,000  $   44,706,000  $   1,020,000

Cost of revenues...................................      14,220,000        886,000      25,677,000      1,031,000
                                                     --------------  -------------  --------------  -------------

  Gross profit.....................................      10,843,000        (63,000)     19,029,000        (11,000)

Operating expenses:

  Selling and marketing............................       1,594,000          9,000       2,784,000         12,000

  General and administrative.......................       7,957,000        670,000      14,711,000        916,000

  Stock-based and other acquisition-related
    compensation...................................       5,464,000             --       7,951,000             --

  Depreciation and amortization....................      15,104,000        371,000      27,839,000        429,000
                                                     --------------  -------------  --------------  -------------

    Total operating expenses.......................      30,119,000      1,050,000      53,285,000      1,357,000
                                                     --------------  -------------  --------------  -------------

Loss from operations...............................     (19,276,000)    (1,113,000)    (34,256,000)    (1,368,000)

  Interest expense.................................       2,479,000        100,000       3,741,000        124,000

  Other expense, net...............................         558,000             --         558,000             --
                                                     --------------  -------------  --------------  -------------

Loss before income taxes...........................     (22,313,000)    (1,213,000)    (38,555,000)    (1,492,000)

Income tax provision...............................          50,000             --         150,000             --
                                                     --------------  -------------  --------------  -------------

Net loss...........................................     (22,363,000)    (1,213,000)    (38,705,000)    (1,492,000)

Dividends on and accretion of preferred stock......      (1,100,000)            --      (2,139,000)            --
                                                     --------------  -------------  --------------  -------------

Net loss attributable to common stockholders.......  $  (23,463,000) $  (1,213,000) $  (40,844,000) $  (1,492,000)
                                                     --------------  -------------  --------------  -------------
                                                     --------------  -------------  --------------  -------------

Basic and diluted net loss per share...............  $        (1.09) $       (0.22) $        (1.97) $       (0.44)
                                                     --------------  -------------  --------------  -------------
                                                     --------------  -------------  --------------  -------------

Weighted average common shares outstanding.........      21,579,874      5,507,421      20,681,104      3,363,283
                                                     --------------  -------------  --------------  -------------
                                                     --------------  -------------  --------------  -------------

        The accompanying notes are an integral part of these statements.

                              APPNET SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     -----------------------------
                                                                                          1999           1998
                                                                                     --------------  -------------
Cash flows from operating activities:
  Net loss.........................................................................  $  (38,705,000) $  (1,492,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization...................................................................      26,847,000        414,000
    Depreciation...................................................................         992,000         14,000
    Stock-based and other acquisition-related compensation.........................       7,951,000             --
    Write-off of deferred financing costs..........................................         559,000             --
    Beneficial conversion charge...................................................       1,052,000             --
    Changes in operating assets and liabilities:
      Accounts receivable, net.....................................................      (9,347,000)       (64,000)
      Other current assets.........................................................        (100,000)       (64,000)
      Accounts payable.............................................................        (475,000)       107,000
      Accrued liabilities..........................................................       7,754,000        (30,000)
                                                                                     --------------  -------------
        Net cash used in operating activities......................................      (3,472,000)    (1,115,000)
Cash flows from investing activities:
  Purchase of property and equipment, net..........................................      (2,451,000)      (161,000)
  Cash paid for acquired businesses, net of cash acquired..........................     (26,181,000)    (2,177,000)
  Other assets.....................................................................        (437,000)      (242,000)
                                                                                     --------------  -------------
        Net cash used in investing activities......................................     (29,069,000)    (2,580,000)
Cash flows from financing activities:
  Proceeds from long-term debt.....................................................              --        389,000
  Repayments of long-term debt.....................................................        (153,000)            --
  Borrowings under credit facilities...............................................      68,500,000      2,374,000
  Repayments of credit facilities..................................................     (97,861,000)            --
  Debt issue costs.................................................................        (628,000)            --
  Proceeds from issuance of common stock...........................................         375,000      2,949,000
  Net proceeds from initial public offering........................................      64,119,000             --
  Repurchase of common stock.......................................................         (22,000)            --
  Proceeds from issuance of preferred stock........................................       7,046,000             --
  Proceeds from exercise of stock options..........................................         215,000             --
                                                                                     --------------  -------------
        Net cash provided by financing activities..................................      41,591,000      5,712,000
Net increase in cash and cash equivalents..........................................       9,050,000      2,017,000
Cash and cash equivalents at beginning of period...................................       2,447,000             --
                                                                                     --------------  -------------
Cash and cash equivalents at end of period.........................................  $   11,497,000  $   2,017,000
                                                                                     --------------  -------------
                                                                                     --------------  -------------

        The accompanying notes are an integral part of these statements.

                              APPNET SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying consolidated financial statements of AppNet Systems, Inc. and its subsidiaries (the "Company") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's Registration Statement on Form S-1, which includes consolidated financial statements and the notes thereto for the year ended December 31, 1998 and for the three months ended March 31, 1998 and 1999. The consolidated operating results of operations for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

    On June 15, 1999, the Company declared a 2.85-for-one reverse stock split. All share and per-share amounts, including stock option information, have been restated in these notes and the accompanying consolidated financial statements to reflect this reverse stock split.

2. INITIAL PUBLIC OFFERING

    On June 23, 1999, the Company completed its initial public offering of securities and issued 6,000,000 shares of common stock at $12.00 per share, which generated proceeds, net of issuance costs, of approximately $64.1 million. The proceeds of the offering were used to repay outstanding borrowings under various credit facilities and other outstanding debt, as well as fund general corporate purposes, including working capital expenditures.

3. ACQUISITIONS

    From March 1998 through March 29, 1999, the Company acquired 12 businesses in the Internet and electronic commerce professional services industry. Collectively, these entities are referred to as the "Acquired Businesses." The accounts of the Acquired Businesses are included in the accompanying consolidated financial statements from the date of their respective acquisitions. The five acquisitions occurring during 1999 (collectively, these entities are referred to as the "1999 Acquired Businesses") are described as follows:

    On January 8, 1999, the Company acquired all the outstanding stock of i33 communications corp. ("i33"), which is based in New York City. i33 provides media buying and planning services, and, specializes in the design of creative Internet solutions to its customers. The aggregate purchase price was approximately $21.6 million, plus transaction costs, consisting of $10.3 million paid in cash and $11.3 million paid in the form of convertible notes to the previous i33 shareholders.

    On March 4, 1999, the Company acquired all of the issued and outstanding stock of Sigma6, Inc. ("Sigma6"), which is based in Michigan and specializes in providing brand identity services to its customers. The aggregate purchase price was approximately $2.5 million, plus transaction costs, consisting of $1.25 million paid in cash and $1.25 million paid in shares of Company Common Stock. If certain performance criteria are met during the 12-month period ending December 31, 1999, the former stockholders of Sigma6 are entitled to a contingent payment of up to $2.8 million consisting of cash and Company Common Stock.

                              APPNET SYSTEMS, INC.

                                  (UNAUDITED)

3. ACQUISITIONS (CONTINUED)

    On March 15, 1999, the Company acquired certain assets of Salzinger & Company, Inc. ("Salzinger"). The aggregate purchase price was approximately $8.5 million, plus transaction costs, consisting of $5.0 million in cash and $3.5 million in Company Common Stock. If certain performance criteria are met during the period ending September 30, 2000, Salzinger is entitled to a contingent payment of up to $5.0 million in cash or, cash and Company Common Stock. Salzinger is based in Vienna, Virginia and provides business-level strategic consulting services.

    On March 26, 1999, the Company acquired all of the issued and outstanding stock of Internet Outfitters, Inc. ("Internet Outfitters"), which is based in Santa Monica, California and provides localization and creative Web-development services. The aggregate purchase price was approximately $9.5 million, plus transaction costs, consisting of cash, $2.7 million in Company Common Stock, and the issuance of 22,300 options to purchase Company Common Stock. If certain performance criteria are met during the year ending December 31, 1999, the former stockholders are entitled to a contingent payment of up to $3.5 million in cash and Company Common Stock.

    On March 29, 1999, the Company acquired certain assets of Transform IT, Incorporated ("Transform IT") which is based in Alexandria, Virginia and provides process-level strategic consulting services. The aggregate purchase price was approximately $5.1 million, plus transaction costs, consisting of $3.5 million in cash and $1.6 million in Company Common Stock. If certain performance criteria are met during the twelve-month period ending March 31, 2000, Transform IT is entitled to a contingent payment of up to $3.5 million in cash.

ALLOCATION OF PURCHASE CONSIDERATION

    The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the recognized purchase price has been allocated, based on preliminary estimates of fair value, to the tangible assets acquired and liabilities assumed and, with the advice of independent valuation experts, to the identifiable intangible assets, on the acquisition dates.

    In the six month period ended June 30, 1999, the Company recorded identifiable intangibles related to the 1999 Acquired Businesses of approximately $2.9 million. This purchase price allocation also resulted in the allocation of approximately $43.0 million to goodwill. During the three months ended June 30, 1999, management revised certain estimates related to certain tax contingencies which resulted in a reduction of goodwill of approximately $2.6 million. As of June 30, 1999, the purchase price in excess of identified tangible and intangible assets and liabilities assumed for the Acquired Businesses in the amount of $135.0 million was allocated to goodwill. As a result of the early stage of development of the Internet and electronic commerce, the dynamics of this rapidly evolving industry and the expectation of increasing competition, the recorded goodwill is being amortized on a straight-line basis over three years, the estimated period of its benefit.

CONTINGENT PAYMENTS

    The Company may be required to make contingent payments through November 2000 to some of the businesses it acquired. These contingent payments are payable in cash and stock, in one case at the option of the selling stockholders. The amount of these payments will depend on the level of achievement of the operating targets and the market price of the Company's common stock. The majority of the former stockholders must remain employed

                              APPNET SYSTEMS, INC.

                                  (UNAUDITED)

3. ACQUISITIONS (CONTINUED)

by the Company in order to remain eligible to receive these payments. The maximum aggregate amount of the cash portion of these payments, assuming the operating targets are fully met, is approximately $20.0 million. During the six months ended June 30, 1999 contingent payments were $0.2 million.

    The following unaudited pro forma consolidated amounts give effect to the 1999 and 1998 acquisitions as if they had occurred on January 1, 1998, by consolidating the results of operations of the Acquired Businesses with the results of AppNet for the six months ended June 30, 1999 and 1998. The pro forma amounts do not purport to be indicative of the results of operations that would have been achieved had the transactions been consummated as of the beginning of 1999 and 1998 and are not necessarily representative of future results of operations.

                                                                      FOR THE SIX MONTHS
                                                                        ENDED JUNE 30,
                                                                 ----------------------------
                                                                     1999           1998
                                                                 -------------  -------------
Revenues.......................................................  $  47,334,000  $  29,401,000
Net loss attributable to common stockholders...................    (41,194,000)   (39,768,000)
Basic and diluted net loss per share...........................  $       (1.97) $       (2.33)

4. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                                                        JUNE 30,     DECEMBER 31,
                                                                                          1999           1998
                                                                                      -------------  ------------
Accrued compensation and benefits...................................................  $   3,496,000   $2,590,000
Accrued dividends on Class A Preferred Stock and Class B Preferred Stock............             --      689,000
Payments due to former shareholders of Acquired Businesses..........................      1,600,000    1,500,000
Accrued stock-based and other acquisition-related compensation......................      6,421,000           --
Other accrued liabilities...........................................................     10,612,000    2,132,000
                                                                                      -------------  ------------
Accrued liabilities.................................................................  $  22,129,000   $6,911,000
                                                                                      -------------  ------------
                                                                                      -------------  ------------

5. DEBT

    In connection with the initial public offering, the Company converted promissory notes of approximately $0.7 million plus accrued interest into 75,129 shares of the Company's common stock at a conversion price at 80% of the $12.00 initial public offering price. The Company recognized an interest charge of $1.1 million related to this conversion as the notes contained beneficial conversion features which allowed the holders to convert at a discount from the initial public offering price of the common stock.

    During May 1999, the Company converted promissory notes of approximately $1.0 million plus accrued interest to former owners of an acquired business into 123,210 shares of the Company's common stock at a conversion price of $8.55 per share.

                              APPNET SYSTEMS, INC.

                                  (UNAUDITED)

5. DEBT (CONTINUED)

    On January 8, 1999, the Company replaced its two existing credit agreements ("the 1998 Credit Facilities") with two credit agreements (together the "1999 Credit Facilities") entered into with a syndicate of lenders providing for $55.0 million in borrowings. The 1999 Credit Facilities consisted of $40.0 million in credit loans (the "Guaranteed Loans"), which were guaranteed by a significant stockholder and $15.0 million of additional credit loans (the "Unguaranteed Loans"). On March 10, 1999, the Company amended the Unguaranteed Loans increasing available borrowings from $15.0 million to $26.0 million. On June 23, 1999, in connection with the initial public offering, the Company terminated the Guaranteed Loans and amended the Unguaranteed Loans decreasing available borrowings from $26.0 million to $20.0 million (the "Amended 1999 Credit Facility"). The Amended 1999 Credit Facility matures on August 24, 2001.

    The Amended 1999 Credit Facility includes certain restrictive covenants which require the Company, among other things, to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization, ratios of cash flow to debt service, place limits on capital expenditures and as of June 30, 1999 maintain a $10.0 million compensating balance with the lender. The compensating balance requirement was removed by the lender subsequent to June 30, 1999 and is no longer required.

    In conjunction with the modification of the credit facilities on June 23, 1999, a charge of $0.6 million was recorded to write-off financing costs related to the facilities.

    The Unguaranteed Loans bear interest, at the Company's option, at various LIBOR rates or the lenders' base rate plus an applicable margin, as determined by the Company's operating performance.

    Debt consists of the following:

                                                                                       JUNE 30,     DECEMBER 31,
                                                                                         1999           1998
                                                                                     -------------  -------------
Credit facilities:
Credit facility, bearing interest at the lender's prime rate plus .5% (8.25% at
  December 31, 1998), interest due monthly.........................................  $           -  $  19,730,000
Credit facility, bearing interest at the lender's prime rate (7.75% at December 31,
  1998), interest due monthly......................................................              -     17,731,000
Credit facility, bearing interest at the lender's prime rate plus .25% to 1.5% or various LIBOR rates plus 2.25% to 3.5%, interest due at varying monthly
  intervals, interest rate of 8.64% at June 30, 1999...............................      8,100,000              -
                                                                                     -------------  -------------
                                                                                         8,100,000     37,461,000

                              APPNET SYSTEMS, INC.

                                  (UNAUDITED)

5. DEBT (CONTINUED)

                                                                                       JUNE 30,     DECEMBER 31,
                                                                                         1999           1998
                                                                                     -------------  -------------
Convertible notes:
Note payable, principal and interest due October 13, 1999, bearing interest at 7%,
  convertible at the option of the holder for common stock at $8.55 per share......        988,000      2,000,000
Note payable, principal and interest due June 29, 2003, bearing interest at 5%, convertible at 80% of common stock price upon a sale of Company or an initial
  public offering..................................................................              -        406,000
Notes payable, principal and interest due December 14, 2001, bearing interest at
  8%, convertible at the option of the holder for common stock at $11.40 per
  share............................................................................      2,000,000      2,000,000
Note payable, principal and interest due April 30, 2003, bearing interest at the prime rate (7.75% at December 31, 1998), interest payable quarterly at July 31,
  October 31, January 31 and April 30, convertible at the option of the holder at
  80% of common stock price on a sale of Company or an initial public offering.....              -        300,000
Note payable, principal and interest due January 8, 2002, bearing interest at 4.3%, two notes totaling $6,800,000 convertible at the option of the holder for common
  stock at $11.40 per share........................................................      6,800,000              -
                                                                                     -------------  -------------
                                                                                         9,788,000      4,706,000
Other long-term debt:
Note payable, principal and interest due January 8, 2002, bearing interest at 6%...      3,500,000              -
Notes payable, principal and interest due January 1, 2000, bearing interest at
  6%...............................................................................      1,000,000      1,000,000
Note payable to Smart Technology, L.L.C., due the earlier of an initial public
  offering or June 29, 2000, bearing interest at 12%...............................              -        150,000
Other notes payable................................................................        259,000        475,000
                                                                                     -------------  -------------
                                                                                         4,759,000      1,625,000
                                                                                     -------------  -------------
      Total debt...................................................................     22,647,000     43,792,000
Less current portion...............................................................     (2,230,000)    (2,426,000)
                                                                                     -------------  -------------
      Long-term debt, net of current portion.......................................  $  20,417,000  $  41,366,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

6. CAPITAL STOCK

COMMON STOCK SUBJECT TO PUT RIGHTS

    In conjunction with a business acquisition in 1998, the Company issued 266,796 shares of Series A-1 Convertible Preferred Stock with a liquidation value of $1.1 million. Pursuant to their terms, these shares were converted into 187,225 shares of Company Common Stock at the time of the GTCR Investment. As part of the GTCR Investment, the Board of Directors authorized the repurchase of 138,455 shares of the common stock issued upon the conversion for $5.70 per

                              APPNET SYSTEMS, INC.

                                  (UNAUDITED)

6. CAPITAL STOCK (CONTINUED)

share which provided the holders a return equivalent to the liquidation value of the Series A-1 Convertible Preferred Stock. In addition, the Board of Directors agreed to grant the holders of the remaining 48,771 shares of Company Common Stock the right to require the Company to repurchase their shares for cash at $5.70 per share beginning on March 11, 1999, and extending for thirty days. The Company repurchased 3,889 shares and the put rights on the remaining 44,882 shares expired in April 1999.

CLASS A AND CLASS B PREFERRED STOCK

    In connection with the initial public offering, the Company exchanged 45,430 shares of Class A Preferred Stock and 11,576 shares of Class B Preferred Stock, including accrued dividends, for 4,936,808 shares of common stock at an exchange rate based on the initial public offering price of $12.00 per share. Of the 4,936,808 shares of common stock, 3,813,864 shares of common stock were issued to GTCR Golder Rauner, L.L.C. ("GTCR"), a significant investor of the Company.

    The dividends and accretion of financing costs associated with the Class A and Class B Preferred Stock was $2.1 million for the six months ended June 30, 1999 and is classified as Dividends on and accretion of preferred stock in the accompanying statements of operations.

STOCK WARRANTS

    The Company has issued warrants to purchase 84,795 shares of Company Common Stock at $0.3007 per share, of which Smart Technology, L.L.C., a party related to the Company's President and Chief Executive Officer held 70,175. In July 1999, a holder of a warrant for 14,620 shares exercised its warrants. The values attributable to these warrants at the time of issuance are not significant and, therefore, have not been separately presented in the consolidated financial statements.

RESERVED STOCK

    At the time of the GTCR Investment, the Company's President and Chief Executive Officer purchased 1,251,228 shares of Company Common Stock (the "Reserved Stock") from the Company at a price of $0.3007 per share in exchange for cash equal to the aggregate par value of the Reserved Stock and a promissory note for the balance of the aggregate purchase price. The Company and the Company's President and Chief Executive Officer are parties to a Senior Management Agreement, dated June 29, 1998. The Senior Management Agreement provides that the Company may repurchase any or all of the Reserved Stock at the original purchase price in order to issue a corresponding number of shares and options to purchase Company Common Stock to certain employees. This repurchase right terminated upon the closing of the Company's initial public offering, at that time 210,119 shares of Reserved Stock had not been repurchased by the Company.

    The Company recognized a compensation charge of $2.5 million, recorded as stock-based and acquisition-related compensation expense, upon completion of the initial public offering in connection with the termination of the Company's right to repurchase the remaining shares. The amount of the compensation charge was determined based on the number of common shares that the Company could have repurchased and the difference between $0.3007, the repurchase price, and the initial public offering price of $12.00 per share.

                              APPNET SYSTEMS, INC.

                                  (UNAUDITED)

6. CAPITAL STOCK (CONTINUED)

DEFERRED COMPENSATION

    In March 1999, the Company issued 337,776 stock options to a member of management. These options have an exercise price of $12.83 and vest ratably over 4 years. As a result of this grant, the Company recorded deferred compensation expense of $481,000. The amount of deferred compensation expense was based on the difference between the estimated fair market value of the Company Common Stock at the date of grant, as determined by the most recent third party stock transaction, and the stated exercise price. The Company amortized $35,000 of the deferred compensation expense for the six months ended June 30, 1999 in the unaudited consolidated statement of operations.

7. EARNINGS PER SHARE

    SFAS No. 128 "Earnings Per Share," requires the presentation of basic and diluted earnings per share. Basic net income (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted net income (loss) per share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are antidilutive. Shares of common stock which are contingently payable pursuant to the acquisition agreements are not included in the calculation of weighted average shares outstanding for the period presented, as circumstances may arise in which the shares would not be issued. In addition, the impact of other potentially dilutive securities are excluded from diluted earnings per share due to their antidilutive effect as of June 30, 1999 as follows:

Stock options....................................................  1,819,000
Warrants.........................................................     85,000
Convertible notes................................................    888,000

8. SEGMENT INFORMATION

    The Company currently operates in two operating segments: professional services and electronic commerce processing. For the six months ended June 30, 1999 and 1998, the electronic commerce processing segment was not significant to the overall financial statements.

                              APPNET SYSTEMS, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis compares the three- and six-month periods ended June 30, 1999 to the corresponding periods ended June 30, 1998 for AppNet Systems, Inc. and its subsidiaries ("AppNet," the "Company," "we," "us" and "our") and should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with the Company's March 29, 1999 Registration Statement on Form S-1, as amended. The matters discussed herein and elsewhere in this 10-Q may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or similar words or phrases. The matters discussed herein involve risks and uncertainties which could result in operating performance that is materially different from that implied in the forward- looking statements. Risks that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks related to government regulation of the Internet and electronic commerce, risks related to increased competition in the Internet and electronic commerce industry, the need to respond to rapid technological advances in the Internet and electronic commerce industry, risks posed by the Year 2000 problem for the Internet and electronic commerce industry and general economic conditions. Additional information concerning these and other risks and uncertainties is contained from time to time in the Company's filings with the Securities and Exchange Commission. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward- looking statements as a prediction of actual results.

OVERVIEW

    AppNet provides Internet and electronic commerce professional services and solutions to medium-sized and large businesses. We develop end-to-end electronic commerce solutions that improve communication and commerce between businesses and consumers as well as among businesses and their trading partners. Through strategic acquisitions and internal growth, we have built a company with the ability to design, develop, implement and manage end-to-end Internet and electronic commerce solutions.

    From the Company's inception in November 1997 through March 1998, AppNet's operating activities primarily consisted of developing a preliminary business plan, recruiting personnel, engaging in discussions with prospective lenders and strategic investors, identifying potential acquisition targets and developing preliminary technical and marketing materials. Our strategic plan identified the specific professional services which are required to provide clients with end-to-end solutions. We then identified a group of companies which focused on providing services in one or more of these professional services areas. After reviewing and evaluating over 100 companies, we ultimately acquired a set of companies that we believe fit together strategically and culturally and which, when integrated with one another, could design, develop, implement and manage end-to-end solutions. In March 1998, we completed our first acquisition. Since that time, AppNet has completed 11 additional acquisitions.

    On June 15, 1999, AppNet declared a 2.85-for-one reverse stock split. All share and per-share amounts, including stock option information, have been restated to reflect this reverse stock split.

    On June 23, 1999, the Company completed its initial public offering of securities and issued 6,000,000 shares of common stock at $12.00 per share, which generated proceeds, net of issuance costs, of approximately $64.1 million. The proceeds of the offering were used to repay outstanding borrowings under various credit facilities and other outstanding debt, as well as fund general corporate purposes, including working capital expenditures.

    Operating results may fluctuate from quarter to quarter and from year to year based on such factors as the number, size, type and profitability of projects in which we are engaged. Other factors that could cause our quarterly results to fluctuate include:

    - effectiveness of integrating acquisitions with existing operations;

    - our ability to attract, train and retain skilled management, technical and creative personnel;

    - the entrance of new competitors; and

    - timing and size of acquisition-related compensation expense charges which fluctuate based on the market price of our stock and the level of achievement of the agreed upon operating targets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
  1998

    REVENUES. Revenue for the three months ended June 30, 1999 increased $24.2 million to $25.1 million from $0.8 million for the three months ended June 30, 1998 due to acquisitions the Company made during the second half of 1998 and the first half of 1999, as well as internal growth.

    COST OF REVENUES. Cost of revenues for the three months ended June 30, 1999 increased $13.3 million to $14.2 million from $0.9 million for the three months ended June 30, 1998. The increase in cost of revenues was primarily driven by an increase in average billable headcount resulting from the acquisitions that occurred during 1998 and 1999, as well as internal growth. As a percentage of revenues, cost of revenues for the three months ended June 30, 1998 decreased to 56.7% from 107.7% for the three months ended June 30, 1998.

    OPERATING EXPENSES. Operating expenses for three months ended June 30, 1999 increased by $29.1 million to $30.1 million from $1.1 million for the three months ended June 30, 1998. The increase in operating expenses for the three months ended June 30, 1999 was attributable primarily to an increase in selling and marketing, general and administrative, and stock-based and other acquisition-related compensation expense as well as depreciation and amortization expenses.

    SELLING AND MARKETING. Selling and marketing expenses for the three months ended June 30, 1999 increased $1.6 million to $1.6 million from $9,000 for the three months ended June 30, 1998. As a percentage of revenue, selling and marketing expenses for the three months ended June 30, 1999 increased to 6.4% from 1.1% for the three months ended June 30, 1998. The increase in selling and marketing expenses is a result of the acquisitions we completed during the second half of 1998 and the first half of 1999 and the development of our corporate sales and marketing staff. Selling and marketing expenses could continue to increase as a percentage of our revenues in future periods as we continue to build our corporate sales team and expand our marketing strategy.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 1999 increased $7.3 million to $8.0 million from $0.7 million for the three months ended June 30, 1998. The increase in general and administrative expenses is a result of the build up of corporate infrastructure through 1998 and into 1999 to assist in the integration of acquisitions. As a result of anticipated additional hiring costs associated with the integration of the businesses we acquired in 1998 and 1999, our general and administrative expenses are expected to continue to increase, although they may decline as a percentage of our revenues. As a percentage of revenue, general and administrative expenses for the three months ended June 30, 1999 decreased to 31.7% from 81.4% for the three months ended June 30, 1998.

    STOCK-BASED AND OTHER ACQUISITION-RELATED COMPENSATION. Stock-based and other acquisition-related compensation expenses for the three months ended June 30, 1999 was $5.5 million. The Company recognized a compensation charge of $2.5 million during the three months ended June 30, 1999, recorded as stock-based and acquisition-related compensation expense, upon completion of the initial public offering in connection with the termination of the Company's right to repurchase shares of its common stock from an officer of the Company. The amount of the compensation charge was determined based on the number of common shares that the Company could have repurchased from the officer and the difference between $0.3007, the repurchase price, and the initial public offering price of $12.00 per share. The remaining balance of $3.0 million is attributable to the contingent payments due to former shareholders of businesses acquired that must remain employed by AppNet to receive the contingent payments. The amount is computed based on the fair market value of our common stock at the end of the reporting period and assumes that operating targets will be fully met. The amount of this compensation expense may fluctuate in future reports based on the probability of achievement of the operating targets by each of the acquired businesses and the market price of our common stock at the end of each reporting period.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended June 30, 1999 increased $14.7 million to $15.1 million from $0.4 million for the three months ended June 30, 1998. The increase is primarily due to the amortization of intangible assets resulting from the acquisitions made during the second half of 1998 and the first half of 1999. Our goodwill and related amortization may increase in future periods if AppNet is required to pay additional consideration for its acquisitions.

    INTEREST EXPENSE. Interest expense for the three months ended June 30, 1999 increased $2.4 million to $2.5 million from $0.1 for the three months ended June 30, 1998 due to additional borrowings under our credit facilities and issuance of notes payable to sellers of businesses acquired during the second half of 1998 and the first half of 1999. In connection with our initial public offering, we recorded an interest charge of $1.1 million during the three months ended June 30, 1999 related to beneficial conversion rights of convertible notes because the notes contained conversion features requiring their conversion at a discount from the initial public offering price of the common stock.

    OTHER EXPENSE, NET. Other expense of $0.6 million for the three months ended June 30, 1999 includes the write-off of deferred financing costs in connection with the refinancing of our credit facilities during the period.

    INCOME TAX PROVISION. The provision for income taxes was $50,000 for the three months ended June 30, 1999 and is related to state income taxes.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

    REVENUES. Revenue for the six months ended June 30, 1999 increased $43.7 million to $44.7 million from $1.0 million for the six months ended June 30, 1998 due to acquisitions the Company made during the second half of 1998 and the first half of 1999, as well as internal growth.

    COST OF REVENUES. Cost of revenues for the six months ended June 30, 1999 increased $24.6 million to $25.7 million from $1.0 million for the six months ended June 30, 1998. The increase in cost of revenues was primarily driven by an increase in average billable headcount resulting from the acquisitions that occurred during 1998 and 1999, as well as internal growth. As a percentage of revenues, cost of revenues for the six months ended June 30, 1998 decreased to 57.4% from 101.1% for the six months ended June 30, 1998.

    OPERATING EXPENSES. Operating expenses for six months ended June 30, 1999 increased $51.9 million to $53.3 million from $1.4 million for the six months ended June 30, 1998. The increase in operating expenses for the six months ended June 30, 1999 was attributable primarily to an increase in selling and marketing, general and administrative, and stock-based and other acquisition-related compensation expenses as well as depreciation and amortization expenses.

    SELLING AND MARKETING. Selling and marketing expenses for the six months ended June 30, 1999 increased $2.8 million to $2.8 million from $12,000 for the six months ended June 30, 1998. As a percentage of revenues, selling and marketing expenses for the six months ended June 30, 1999 increased to 6.2% from 1.2% for the six months ended June 30, 1998. The increase in selling and marketing expenses is a result of the acquisitions we completed during the second half of 1998 and the first half of 1999 and the development of our corporate sales and marketing staff. Selling and marketing expenses could continue to increase as a percentage of our revenues in future periods as we continue to build our corporate sales team and expand our marketing strategy.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the six months ended June 30, 1999 increased $13.8 million to $14.7 million from $0.9 million for the six months ended June 30, 1998. The increase in general and administrative expenses is a result of the build up of corporate infrastructure through 1998 and into 1999 to assist in the integration of acquisitions. As a result of anticipated additional hiring costs associated with the integration of the businesses we acquired in the second half of 1998 and the first half of 1999, our general and administrative expenses are expected to continue to increase, although they may decline as a percentage of our revenues. As a percentage of revenue, general and administrative expenses for the six months ended June 30, 1999 decreased to 32.9% from 89.8% for the six months ended June 30, 1998.

    STOCK-BASED AND OTHER ACQUISITION-RELATED COMPENSATION. Stock-based and other acquisition-related compensation expenses for the six months ended June 30, 1999 was $8.0 million. Approximately $5.5 million is attributable to the contingent payments due to former shareholders of businesses acquired that must remain employed by AppNet to receive the contingent payments. The amount is computed based on the fair market value of our common stock at the end of the reporting period and assumes that operating targets will be fully met. The amount of this compensation expense may fluctuate in future periods based on the probability of achievement of the operating targets by each of the acquired businesses and the market price of our common stock at the end of each reporting period. In addition, the Company recognized a compensation charge of $2.5 million during the six months ended June 30, 1999, recorded as stock-based and acquisition-related compensation expense, upon completion of the initial public offering in connection with the termination of the Company's right to repurchase shares of its common stock from an officer of the Company. The amount of the compensation charge was determined based on the number of common shares that the Company could have repurchased from the officer and the difference between $0.3007, the repurchase price, and the initial public offering price of $12.00 per share.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the six months ended June 30, 1999 increased $27.4 million to $27.8 million from $0.4 million for the six months ended June 30, 1998. The increase is primarily due to the amortization of intangible assets resulting from the acquisitions made during the second half of 1998 and the first half of 1999. Our goodwill and related amortization may increase in future periods if AppNet is required to pay additional consideration for its acquisitions.

    INTEREST EXPENSE. Interest expense for the six months ended June 30, 1999 increased $3.6 million to $3.7 million from $0.1 for the six months ended June 30, 1998 due to additional borrowings under our credit facilities and issuance of notes payable to sellers of businesses acquired during the second half of 1998 and the first half of 1999. In connection with our initial public offering, we had an interest charge of $1.1 million during the six months ended June 30, 1999 related to beneficial conversion rights of convertible notes because the notes contained conversion features requiring their conversion at a discount from the initial public offering price of the common stock.

    OTHER EXPENSE, NET. Other expense of $0.6 million for the six months ended June 30, 1999 includes the write-off of deferred financing costs in connection with the refinancing of our credit facilities during the period.

    INCOME TAX PROVISION. The provision for income taxes was $0.2 million for the six months ended June 30, 1999 and is related to state income taxes.

PRO FORMA RESULTS OF OPERATIONS

    The pro forma consolidated statements of operations for the three and six months ended June 30, 1998 give effect to the 12 acquisitions we made in 1998 and 1999 and GTCR's investment in AppNet, as if these transactions had occurred on January 1, 1998. The pro forma consolidated statement of operations for the six months ended June 30, 1999 give effect to the acquisitions we made in 1999 as if these transactions had occurred on January 1, 1998. The consolidated statement of operations for the three months ended June 30, 1999 represents actual results due to no acquisitions occurring during the period. The pro forma consolidated results of operations may not be indicative of future operations as a result of our continued integration of acquired companies and the development of our corporate infrastructure.

    The information in the pro forma consolidated statement of operations for the six months ended June 30, 1999 and for the three and six months ended June 30, 1998 have been derived from the unaudited consolidated statements of operations of AppNet for the six months ended June 30, 1999 and the three and six months ended June 30, 1998, and the unaudited statements of operations for the companies acquired in 1999 for the periods during 1999 prior to their acquisition.

    The acquisitions we made were accounted for using the purchase method of accounting. The purchase method of accounting allocates the aggregate purchase price to the assets acquired and liabilities assumed based upon their respective fair values. The excess of purchase price over the fair value of tangible and identifiable intangible assets acquired, net of liabilities assumed, has been reflected as goodwill. AppNet believes that the preliminary allocations set forth herein are reasonable; however, in some cases the final allocations will be based upon valuations and other studies that are not yet complete. As a result, the allocations set forth herein are subject to revision as additional information becomes available, and such revised allocations could differ from those set forth herein.

                              APPNET SYSTEMS, INC.

                PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30,                        JUNE 30,
                                                   ------------------------------  ------------------------------
                                                        1998            1999            1998            1999
                                                   --------------  --------------  --------------  --------------

                                                                      (ACTUAL)
Revenues.........................................  $   15,198,000  $   25,063,000  $   29,401,000  $   47,334,000
Cost of revenues.................................       9,197,000      14,220,000      17,651,000      27,352,000
                                                   --------------  --------------  --------------  --------------
    Gross profit.................................       6,001,000      10,843,000      11,750,000      19,982,000
Operating expenses:
    Selling and marketing........................         682,000       1,594,000       1,148,000       2,947,000
    General and administrative...................       4,057,000       7,957,000       7,638,000      15,359,000
    Stock-based and other acquisition-related
      Compensation...............................       4,162,000       5,464,000       8,343,000       8,024,000
    Depreciation and amortization................      14,974,000      15,104,000      29,608,000      27,951,000
                                                   --------------  --------------  --------------  --------------
      Total operating expenses...................      23,875,000      30,119,000      46,737,000      54,281,000
                                                   --------------  --------------  --------------  --------------
Loss from operations.............................     (17,874,000)    (19,276,000)    (34,987,000)    (34,299,000)
    Interest expense.............................       1,478,000       2,479,000       2,977,000       3,955,000
    Other expense, net...........................         277,000         558,000          64,000         558,000
                                                   --------------  --------------  --------------  --------------
Loss before income taxes.........................     (19,629,000)    (22,313,000)    (38,028,000)    (38,812,000)
Income tax provision (benefit)...................          64,000          50,000          30,000         150,000
                                                   --------------  --------------  --------------  --------------
Net loss.........................................     (19,693,000)    (22,363,000)    (38,058,000)    (38,962,000)
Dividends on and accretion of preferred stock....        (855,000)     (1,100,000)     (1,710,000)     (2,232,000)
                                                   --------------  --------------  --------------  --------------
Net loss attributable to common stockholders.....  $  (20,548,000) $  (23,463,000) $  (39,768,000) $  (41,194,000)
                                                   --------------  --------------  --------------  --------------
                                                   --------------  --------------  --------------  --------------
Basic and diluted net loss per share.............  $        (1.12) $        (1.09) $        (2.33) $        (1.97)
                                                   --------------  --------------  --------------  --------------
                                                   --------------  --------------  --------------  --------------
Weighted average common shares outstanding.......      18,369,443      21,579,874      17,076,044      20,935,645
                                                   --------------  --------------  --------------  --------------
                                                   --------------  --------------  --------------  --------------

THREE MONTHS ENDED JUNE 30, 1999 (ACTUAL) COMPARED TO THE THREE MONTHS ENDED
  JUNE 30, 1998 (PRO FORMA)

    REVENUES. Revenues for the three months ended June 30, 1999 increased $9.9 million, or 64.9%, to $25.1 million from pro forma revenues of $15.2 million for the three months ended June 30, 1998 due to an increase in fees for professional services that resulted from internal growth.

    COST OF REVENUES. Cost of revenues for the three months ended June 30, 1999 increased $5.0 million, or 54.6%, to $14.2 million from pro forma cost of revenues of $9.2 million for the three months ended June 30, 1998, which was primarily driven by internal growth. As a percentage of revenues, cost of revenues for the three months ended June 30, 1999 decreased to 56.7% from 60.5% for the three months ended June 30, 1998, due to increases in average bill rates and utilization.

    OPERATING EXPENSES. Operating expenses for the three months ended June 30, 1999 increased $6.2 million, or 26.2%, to $30.1 million from pro forma operating expenses of $23.9 million for the three months ended June 30, 1998. The increase in operating expenses for the three months ended June 30, 1999 was attributable primarily to an increase in selling and marketing, general and administrative, and stock-based and other acquisition-related compensation expenses, as well as depreciation and amortization expenses.

    SELLING AND MARKETING. Selling and marketing expenses for the three months ended June 30, 1999 increased $0.9 million, or 133.7%, to $1.6 million from pro forma selling and marketing expenses of $0.7 million for the three months ended June 30, 1998. As a percentage of revenues, selling and marketing expenses for the three months ended June 30, 1999 increased to 6.4% from 4.5% for the three months ended June 30, 1998. The increase in selling and marketing expenses is a result of the development of our corporate sales and marketing staff and promote our brand identity.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 1999 increased $3.9 million, or 96.1%, to $8.0 million from pro forma general and administrative expenses of $4.1 million for the three months ended June 30, 1998. As a percentage of revenues, general and administrative expenses for the three months ended June 30, 1999 increased to 31.7% from 26.7% for the three months ended June 30, 1998, which is a result of the build up of corporate infrastructure through 1998 and into 1999 to assist in the integration of acquisitions.

    STOCK-BASED AND OTHER ACQUISITION-RELATED COMPENSATION. Stock-based and other acquisition-related compensation expenses for the three months ended June 30, 1998 increased $1.3 million, or 31.3%, to $5.5 million from pro forma stock-based and other acquisition-related compensation expenses of $4.2 million for the three months ended June 30, 1998. The pro forma amounts are computed based on the assumption that operating targets will be fully met and that the fair market value of our common stock is $12.00 per share, the initial public offering price, as if the 1999 acquisitions had occurred on January 1, 1998.

    INTEREST EXPENSE. Interest expense for the three months ended June 30, 1999 increased $1.0 million, or 67.7%, to $2.5 million from pro forma interest expense of $1.5 for the three months ended June 30, 1998 due to additional borrowings under our credit facilities and issuance of notes payable in connection with the acquisitions. In connection with our initial public offering, we had an interest charge of $1.1 million during the three months ended June 30, 1999 related to beneficial conversion rights of convertible notes because the notes contained conversion features requiring their conversion at a discount from the initial public offering price of the common stock.

    OTHER EXPENSE, NET. Other expense of $0.6 million for the three months ended June 30, 1999 includes the write-off of deferred financing costs in connection with the refinancing of AppNet's credit facilities during the period. For the three months ended June 30, 1998, pro forma other expense of $0.3 million includes the write-off of an investment in a joint venture that was deemed to have no value due to the failure of the venture to generate a customer base and to generate sufficient revenues to cover operating expenses, which resulted in the abandonment of the operations of the venture.

    INCOME TAX PROVISION. The provision for income taxes was $50,000 for the three months ended June 30, 1999 and the pro forma income tax provision for the three months ended June 30, 1998 was $64,000.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

    REVENUES. Pro forma revenues for the six months ended June 30, 1999 increased $17.9 million, or 61.0%, to $47.3 million from $29.4 million for the six months ended June 30, 1998 due to increase in fees for professional services that resulted from internal growth.

    COST OF REVENUES. Pro forma cost of revenues for the six months ended June 30, 1999 increased $9.7 million, or 55.0%, to $27.4 million from $17.7 million for the six months ended June 30, 1998. This increase in pro forma cost of revenues was primarily driven by internal growth. The decrease of cost of revenues as a percentage of pro forma revenues is the result of increases in average bill rates and utilization. As a percentage of pro forma revenues, pro forma cost of revenues for the six months ended June 30, 1998 decreased to 57.8% from 60.0% for the six months ended June 30, 1998.

    OPERATING EXPENSES. Pro forma operating expenses for six months ended June 30, 1999 increased $7.5 million, or 16.1%, to $54.3 million from $46.7 million for the six months ended June 30, 1998. The increase in pro forma operating expenses for the six months ended June 30, 1999 was attributable primarily to an increase in pro forma selling and marketing and pro forma general and administrative expenses, offset by a decrease in pro forma stock-based and other acquisition-related compensation expenses as well as pro forma depreciation and amortization expenses.

    SELLING AND MARKETING. Pro forma selling and marketing expenses for the six months ended June 30, 1999 increased $1.8 million, or 156.7%, to $2.9 million from $1.1 million for the six months ended June 30, 1998. As a percentage of pro forma revenues, pro forma selling and marketing expenses for the six months ended June 30, 1999 increased to 6.2% from 3.9% for the six months ended June 30, 1998. The increase in pro forma selling and marketing expenses is a result of the development of our corporate sales and marketing staff and promote our brand identity.

    GENERAL AND ADMINISTRATIVE. Pro forma general and administrative expenses for the six months ended June 30, 1999 increased $7.7 million, or 101.1%, to $15.4 million from $7.6 million for the six months ended June 30, 1998. As a percentage of pro forma revenues, pro forma general and administrative expenses for the six months ended June 30, 1999 increased to 32.4% from 26.0% for the six months ended June 30, 1998, which is a result of the build up of corporate infrastructure through 1998 and into 1999 to assist in the integration of acquisitions.

    STOCK-BASED AND OTHER ACQUISITION-RELATED COMPENSATION. Pro forma stock-based and other acquisition-related compensation expenses for the six months ended June 30, 1998 decreased $0.3 million, or 3.8%, to $8.0 million from $8.3 million for the six months ended June 30, 1998. The pro forma amounts are computed based on the assumption that operating targets will be fully met and that the fair market value of our common stock is $12.00 per share, the initial public offering price, as if the 1999 acquisitions had occurred on January 1, 1998.

    DEPRECIATION AND AMORTIZATION. Pro forma depreciation and amortization expense for the six months ended June 30, 1999 decreased $1.7 million, or 5.6%, to $28.0 million from $29.6 million. The decrease is due to intangible assets, such as assembled workforce and proprietary technology that have useful lives of 12 to 48 months, which would have been fully amortized on a pro forma basis as of June 30, 1999 if the acquisitions had occurred on January 1, 1998.

    INTEREST EXPENSE. Pro forma interest expense for the six months ended June 30, 1999 increased $1.0 million, or 32.9%, to $4.0 million from $3.0 for the six months ended June 30, 1998 due to additional borrowings under our credit facilities and issuance of notes payable in connection with the acquisitions. In connection with our initial public offering, we had an interest charge of $1.1 million during the six months ended June 30, 1999 related to beneficial conversion rights of convertible notes because the notes contained conversion features requiring their conversion at a discount from the initial public offering price of the common stock.

    OTHER EXPENSE, NET. Pro forma other expense of $0.6 million for the six months ended June 30, 1999 includes the write-off of deferred financing costs in connection with the refinancing of our credit facilities during the period. Pro forma other expense of $0.3 million for the six months ended June 30, 1998 includes the write-off of an investment in a joint venture that was deemed to have no value due to the failure of the venture to generate a customer base and to generate sufficient revenues to cover operating expenses, which resulted in the abandonment of the operations of the venture.

    INCOME TAX PROVISION. The pro forma provision for income taxes was $150,000 and $30,000 for the six months ended June 30, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1999, we had approximately $11.5 million in cash and cash equivalents. We have financed our operations and acquisitions primarily through the issuance of preferred stock, borrowings under credit facilities and the issuance of common stock. For the six months ended June 30, 1999, cash used in operations was $3.5 million and $29.1 million was used in investing activities. The principal use of cash in investing activities was to finance acquisitions. As we continue to grow our business and integrate the businesses we have acquired, we expect to use cash from operations to fund these activities and to fund selling and marketing activities.

    Net cash provided by financing activities was $41.6 million for the six months ended June 30, 1999. Financing activities included net proceeds from the initial public offering of $64.1 million, proceeds from issuance of preferred stock, common stock and exercise of stock options of $7.6 million, additional borrowings of $68.5 million, offset, in part, by debt repayments of $98.0 million.

    In connection with our initial public offering, we exchanged 45,430 shares of Class A Preferred Stock and 11,576 shares of Class B Preferred Stock, including accrued dividends, for 4,936,808 shares of common stock at an exchange rate based on the initial public offering price of $12.00 per share. We also converted promissory notes of approximately $1.0 million plus accrued interest into 123,210 shares of common stock at a conversion price of $8.55 per share and converted promissory notes of approximately $0.7 million plus accrued interest into 75,129 shares of common stock at a conversion price at 80% of the $12.00 initial public offering price.

    In connection with certain acquisitions, we issued notes to the selling stockholders some of which are convertible into shares of our common stock. The balance of the notes at June 30, 1999 was approximately $14.3 million, $9.8 million of which is convertible into shares of our common stock. These notes have varying maturities, from October 1999 through April 2003, and bear interest at rates between 4.33% and 8.0% as of June 30, 1999.

    In June 1999, we terminated one of our credit facilities that provided for a revolving line of credit up to $40.0 million, which was guaranteed by an affiliate, and decreased the available borrowings from $26.0 million to $20.0 million on our other unguaranteed facility. The amended unquaranteed credit facility expires on August 24, 2001, and bears interest, at our option, at LIBOR or the lenders' prime rate, plus an applicable margin based on our operating performance. The credit facility is secured by all of our assets and contains various restrictive covenants that, among other things, require us to maintain specified financial ratios, restrict us from paying dividends to our common stockholders and, as of June 30, 1999, maintain a compensating balance of $10.0 million. The compensating balance requirement was removed by the lender subsequent to June 30, 1999 and is no longer required. At June 30, 1999, approximately $10.7 million remained available for borrowing under our credit facility based on the level of financial ratios, as set forth in the credit facility.

    Our capital expenditures for the six months ended June 30, 1999 were approximately $2.5 million. Historically, capital expenditures have been used to make leasehold improvements to our leased office space and to purchase computer hardware and software and furniture and fixtures. We do not have any material commitments for capital expenditures for the foreseeable future. However, we do plan to make capital expenditures, which may include office space, over the next two years to further develop our electronic commerce outsourcing services.

    We may be required to make contingent payments through November 2000 to some of the businesses we acquired. These contingent payments are payable in cash and stock, in one case at the option of the selling stockholders. The amount of these payments will depend on the level of achievement of the operating targets and the market price of our common stock. The majority of the former stockholders must remain employed by us in order to remain eligible to receive these payments. The maximum aggregate amount of the cash portion of these payments, assuming the operating targets are fully met, is approximately $20.0 million. During the six months ended June 30, 1999 contingent payments were $0.2 million.

    Based upon current expectations, we believe amounts which may be borrowed under our credit facility and cash flow from operations will be adequate for us to meet our capital requirements, to finance the cash portion of our contingent payments and pursue our business strategy for the next 18 months. To the extent AppNet is unable to fund its operations from cash flows and existing credit facilities during or following the next 18 months, it may need to obtain financing from external sources either by issuing additional equity or incurring additional indebtedness.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We have determined that the adoption of SFAS No. 133 will not have a material effect on our results of operations, financial position or cash flows.

YEAR 2000

    We have completed a preliminary assessment of our year 2000 readiness and have begun to make our systems year 2000 compliant. The risks posed by the year 2000 issue could adversely affect our business in a number of significant ways. Many of our clients and potential clients maintain their operations on systems that could be impacted by year 2000 problems. If our clients fail to ensure their systems are year 2000 compliant and year 2000 problems materially adversely affect them, our business could be adversely affected, particularly if demand for our services declines as companies spend their resources to upgrade their computer systems. We rely on our suppliers for hardware, software and services. Our business could be adversely affected if we cannot obtain products, services or systems that are year 2000 compliant when we need them. We also depend on the availability of the Internet infrastructure to conduct our business and provide services to our clients. Disruptions in the Internet infrastructure arising from year 2000 problems could materially adversely affect our business, financial condition and results of operations. In addition, our solutions are sometimes dependent upon third-party products and components. Failure of a third party whose products or services we employ to adequately address year 2000 issues could result in our involvement in litigation concerning our products and services or those of a third party. Futhermore, because we provide computer-related services, the risk we will be involved in a lawsuit relating to year 2000 issues is likely to be greater than that of companies in other industries. We sometimes provide express warranties to clients that our work is year 2000 compliant.

    We are in the process of obtaining assurances from our suppliers that they are year 2000 compliant. We have established a year 2000 Executive Steering Committee, appointed a year 2000 Compliance Program Manager and adopted a formal compliance program to oversee and coordinate our year 2000 compliance efforts throughout our organization. This program is designed to ensure consistency and minimize the impact of year 2000 problems on our operations. Our year 2000 compliance program consists of the following five phases: awareness, assessment, remediation, testing and implementation. Based on the early stages of our year 2000 compliance program, we cannot estimate the percentage of completion for each of these phases.

    In the event we do not complete the phases of our program, we may fail to meet contractual obligations, provide adequate service or meet customer requirements. The result of such failures could make us subject to litigation for which the amount of potential liability and lost revenue cannot be reasonably estimated at this time.

    Our costs in connection with year 2000 compliance to date are approximately $0.2 million. At this time, we estimate the potential costs of becoming year 2000 compliant to be between $0.3 million and $0.6 million, which includes the cost to replace hardware and software, engage outside consulting services and internal labor costs. However, as we continue to implement our year 2000 compliance program, these cost estimates may need to be significantly revised, which could have a material adverse effect on our business, financial condition or results of operations. To date, we have completed the following tasks at several locations: installation of year 2000 compliant security systems, installation of year 2000 compliant phone and telecommunications equipment and installation of year 2000 compliant workstations and servers.

    As part of our plan to integrate the back-office functions of the businesses we have acquired, we are implementing new, uniform internal information systems, such as general ledger, billing, accounts payable and payroll, throughout our organization. Although we have received assurances from our vendors that these new systems are year 2000 compliant, our internal systems may experience operational difficulties because of undetected errors or defects in the technology used.

    If we fail to address a year 2000 compliance problem in one of our systems, the result could be a failure or interruption of normal business operations. We believe that our year 2000 compliance program, when fully implemented, should minimize the risk of significant interruptions to our operations. We expect to complete our compliance program during the fourth quarter of 1999. At this point, we believe that the most reasonably likely worst case scenario may involve areas we do not directly control, such as:

    - Our suppliers may provide inaccurate or misleading information to us with respect to their products' and/or services' year 2000 compliance. If we had to replace every information technology system developed by a third party throughout our organization, we estimate the cost to be $7.2 million and that it would result in significant interruption of our operations.

    - Our clients may fail to ensure that their systems are year 2000 compliant, which may cause the year 2000 problem to materially adversely affect them. If this did occur, demand for our services could decline as companies spend their resources to upgrade their computer systems.

    - The failure of third-party products and components upon which our solutions are sometimes dependent could result in our involvement in litigation concerning our solutions or the products and components of third parties. We cannot accurately predict the outcome of any legal claims in which we may become involved as a result of such failure.

    - Critical utilities such as electrical power and telecommunications may be interrupted for a significant and protracted period of time. We have taken steps to mitigate these risks by installing back-up power supplies and redundant telecommunications. However, we could still be adversely impacted by failures at companies that provide us with Internet services.

    We currently do not have contingency plans in place in the event we do not complete all phases of our year 2000 compliance program. If we do not develop our contingency plans, our potential year 2000 liabilities may be materially increased.

ITEM3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk related to changes in interest rates on our long-term credit facility. We are able to manage our interest rate risk to some degree through management's option to select the factor used to determine its interest rate. Our credit facility is a variable rate credit facility and bears interest, at our option, at LIBOR or the lenders' prime rate plus an applicable margin based on our operating performance. The balance outstanding as of June 30, 1999 was $8.1 million, which bears interest at a rate of 8.64%. Assuming the amount outstanding at June 30, 1999, which was $8.1 million, was outstanding for the entire year, we estimate that a one percentage point change to the weighted average interest rate at June 30, 1999 would equal a $0.1 million change in interest expense.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On June 23, 1999, AppNet issued 4,936,808 shares of its common stock in exchange for 45,430 shares of its Class A Preferred Stock and 11,576 shares of its Class B Preferred Stock at an exchange rate of $12.00 per share. These securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from registration under Section 3(a)(9).

    On June 23, 1999, AppNet issued 75,129 shares of its common stock upon the conversion of promissory notes of approximately $0.7 million plus accrued interest at a conversion price of $9.60 per share. These securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from registration under Section 3(a)(9).

    On June 17, 1999, the Securities and Exchange Commission declared the Company's Registration Statement on Form S-1 (File No. 333-75205) effective. On June 23, 1999, the Company closed its offering of an aggregate of 6,000,000 shares of its common stock at an offering price of $12.00 per share for an aggregate offering price of $72.0 million. The managing underwriters for the offering were Credit Suisse First Boston Corporation, Hambrecht & Quist LLC, Deutsche Bank Securities Inc., The Robinson-Humphrey Company, LLC and Charles Schwab & Co., Inc. Net proceeds to the Company, after deducting underwriting discounts of and commissions of $5.0 million and offering expenses of $2.9 million, were approximately $64.1 million. None of the expenses incurred in the initial public offering were direct or indirect payments to directors or officers of AppNet, their associates or to others, or to persons owning ten (10) percent or more of any class of equity securities of AppNet or to affiliates of AppNet.

    The Company used the net proceeds from its initial public offering to repay outstanding borrowings under various credit facilities and other outstanding debt in an amount aggregating $62.4 million and for general corporate purposes, including working capital expenditures, in an amount aggregating $1.7 million. Except for a repayment of approximately $3,300 to Smart Technology, L.L.C., an associate of our Chief Executive Officer, none of the net proceeds were used to make direct or indirect payments to directors or officers of AppNet, their associates or to others, or to persons owning ten (10) percent or more of any class of equity securities of AppNet or to affiliates of AppNet.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits required by Item 601 of Regulation S-K:

        27 Financial Data Schedule

    (b) Reports on Form 8-K during the three months ended June 30,1999:

        None.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              APPNET SYSTEMS, INC.

Date: August 16, 1999                         By: /s/ JACK PEARLSTEIN
                                              ---------------------------------------------
                                              Jack Pearlstein
                                              Senior Vice President, Chief Financial Officer
                                              and Treasurer