Form 10-Q
period 1999-09-30
APPNET INC /DE/
filed 1999-10-28
CIK 1066197

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

  / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                       Commission File Number: 000-26263

                                  APPNET, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      52-2077860
         --------------------------                          ----------------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

                            6707 DEMOCRACY BOULEVARD
                               BETHESDA, MD 20817
               --------------------------------------------------
          (Address of principal executive offices including zip code)

                                 (301) 493-8900
                 ----------------------------------------------
              (Registrant's telephone number, including area code)

                              APPNET SYSTEMS, INC.
                    ---------------------------------------
                  (Former name, if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/  No / /

    As of October 25, 1999, there were 31,085,119 outstanding shares of the Registrant's Common Stock, $0.0005 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  APPNET, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                             -----------
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 1999 and December 31, 1998....................................           3

Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998 and the nine
  months ended September 30, 1999 and 1998.................................................................           4

Consolidated Statements of Cash Flows for the nine months ended September 30, 1999
  and 1998.................................................................................................           5

Notes to Consolidated Financial Statements.................................................................           6

Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................................................          14

Item 3. Quantitative and Qualitative Disclosure About Market Risk..........................................          20

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds..........................................................          21

Item 4. Submission of Matters to a Vote of Security Holders................................................          21

Item 6. Exhibits and Reports on Form 8-K...................................................................          21

Signature..................................................................................................          22

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                                  APPNET, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1999           1998
                                                                                      -------------  -------------
                                                                                       (UNAUDITED)     (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $ 3,236,000   $   2,447,000
  Accounts receivable, net of allowance for doubtful accounts of $1,597,000 and
    $1,124,000, respectively........................................................    27,010,000      11,238,000
  Other current assets..............................................................     1,428,000       1,118,000
                                                                                       -----------   -------------
    Total current assets............................................................    31,674,000      14,803,000
Property and equipment, net.........................................................     7,359,000       3,012,000
Intangible assets, net..............................................................   102,028,000      99,380,000
Other assets........................................................................     1,867,000       1,175,000
                                                                                       -----------   -------------
Total assets........................................................................   $142,928,000  $ 118,370,000
                                                                                       ===========   =============
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................   $ 5,665,000   $   2,737,000
  Accrued expenses..................................................................    28,925,000       6,911,000
  Current portion of convertible notes and long-term debt...........................     1,610,000       2,426,000
                                                                                       -----------   -------------
    Total current liabilities.......................................................    36,200,000      12,074,000
Credit facilities...................................................................     3,660,000      37,461,000
Convertible notes, net of current portion...........................................     8,800,000       2,706,000
Other long-term debt, net of current portion........................................     3,515,000       1,199,000
Other long-term liabilities.........................................................     1,066,000       3,398,000
                                                                                       -----------   -------------
    Total liabilities...............................................................    53,241,000      56,838,000
                                                                                       -----------   -------------
Class A Preferred Stock, $.01 par value, 96,621 shares authorized, zero and 38,093 shares issued and outstanding as of September 30, 1999 and December 31, 1998,
  respectively, liquidation value $1,000 per share..................................            --      37,646,000
Common stock subject to put rights, $.0005 par value, zero and 48,771 shares issued
  and outstanding as of September 30, 1999 and December 31, 1998, respectively......            --         278,000
Stockholders' equity:
  Class B Preferred Stock, $.01 par value, 20,000 shares authorized, zero and 11,576 shares issued and outstanding as of September 30, 1999 and December 31, 1998,
    respectively, liquidation value $1,000 per share................................            --      11,576,000
  Common stock, $.0005 par value; 75,000,000 shares authorized, 31,162,465 shares issued and 30,997,027 shares outstanding as of September 30, 1999 and 19,504,173
    shares issued and outstanding as of December 31, 1998...........................        16,000          10,000
  Additional paid in capital........................................................   165,135,000      27,222,000
  Treasury stock....................................................................       (50,000)
  Notes receivable from management..................................................      (617,000)       (821,000)
  Deferred compensation.............................................................      (414,000)             --
  Accumulated deficit...............................................................   (74,383,000)    (14,379,000)
                                                                                       -----------   -------------
    Total stockholders' equity......................................................    89,687,000      23,608,000
                                                                                       -----------   -------------
Total liabilities, redeemable stock and stockholders' equity........................   $142,928,000  $ 118,370,000
                                                                                       ===========   =============

        The accompanying notes are an integral part of these statements.

                                  APPNET, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                     -----------------------------  -----------------------------
                                                          1999           1998            1999           1998
                                                     --------------  -------------  --------------  -------------
Revenues...........................................  $   30,096,000  $   2,488,000  $   74,802,000  $   3,508,000
Cost of revenues...................................      16,528,000      2,221,000      42,205,000      3,252,000
                                                     --------------  -------------  --------------  -------------
  Gross profit.....................................      13,568,000        267,000      32,597,000        256,000
Operating expenses:
  Selling and marketing............................       3,048,000        206,000       5,832,000        218,000
  General and administrative.......................       8,636,000      1,433,000      23,347,000      2,349,000
  Stock-based and other acquisition-related
    compensation...................................       7,779,000             --      15,730,000             --
  Depreciation and amortization....................      15,018,000      1,240,000      42,857,000      1,669,000
                                                     --------------  -------------  --------------  -------------
    Total operating expenses.......................      34,481,000      2,879,000      87,766,000      4,236,000
                                                     --------------  -------------  --------------  -------------
Loss from operations...............................     (20,913,000)    (2,612,000)    (55,169,000)    (3,980,000)
  Interest expense.................................         206,000        165,000       3,948,000        289,000
  Other expense, net...............................           1,000        387,000         559,000        387,000
                                                     --------------  -------------  --------------  -------------
Loss before income taxes...........................     (21,120,000)    (3,164,000)    (59,676,000)    (4,656,000)
Income tax provision (benefit).....................         178,000        (70,000)        328,000        (70,000)
                                                     --------------  -------------  --------------  -------------
Net loss...........................................     (21,298,000)    (3,094,000)    (60,004,000)    (4,586,000)
Dividends on and accretion of preferred stock......              --       (110,000)     (2,139,000)      (110,000)
                                                     --------------  -------------  --------------  -------------
Net loss attributable to common stockholders.......  $  (21,298,000) $  (3,204,000) $  (62,143,000) $  (4,696,000)
                                                     ==============  =============  ==============  =============
Basic and diluted net loss per share...............  $        (0.68) $       (0.19) $        (2.57) $       (0.59)
                                                     ==============  =============  ==============  =============
Weighted average common shares outstanding.........      31,124,225     17,176,937      24,200,397      8,018,434
                                                     ==============  =============  ==============  =============

        The accompanying notes are an integral part of these statements.

                                  APPNET, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                       1999             1998
                                                                                  ---------------  --------------
Cash flows from operating activities:
  Net loss......................................................................  $   (60,004,000) $   (4,586,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Amortization................................................................       40,893,000       1,611,000
    Depreciation................................................................        1,964,000          57,000
    Stock-based and other acquisition-related compensation......................       15,730,000              --
    Write-off of deferred financing costs.......................................          559,000              --
    Beneficial conversion charge................................................        1,052,000              --
    Changes in operating assets and liabilities:
      Accounts receivable, net..................................................      (13,143,000)       (520,000)
      Other current assets......................................................           86,000         182,000
      Accounts payable..........................................................        1,579,000        (138,000)
      Accrued liabilities.......................................................        7,327,000         215,000
                                                                                  ---------------  --------------
        Net cash used in operating activities...................................       (3,957,000)     (3,179,000)
Cash flows from investing activities:
  Purchase of property and equipment, net.......................................       (5,109,000)       (378,000)
  Cash paid for acquired businesses, net of cash acquired.......................      (26,381,000)    (12,877,000)
  Other assets..................................................................         (885,000)       (454,000)
                                                                                  ---------------  --------------
        Net cash used in investing activities...................................      (32,375,000)    (13,709,000)
Cash flows from financing activities:
  Proceeds from long-term debt..................................................               --         351,000
  Repayments of long-term debt..................................................         (203,000)       (268,000)
  Borrowings under credit facilities............................................       74,000,000      10,374,000
  Repayments of credit facilities...............................................     (107,801,000)     (1,081,000)
  Debt issue costs..............................................................         (621,000)       (194,000)
  Proceeds from issuance of common stock........................................          375,000       3,015,000
  Net proceeds from initial public offering.....................................       64,119,000              --
  Repurchase of common stock....................................................          (22,000)       (789,000)
  Proceeds from issuance of preferred stock.....................................        7,046,000       6,122,000
  Proceeds from exercise of stock options.......................................          228,000              --
                                                                                  ---------------  --------------
        Net cash provided by financing activities...............................       37,121,000      17,530,000
Net increase in cash and cash equivalents.......................................          789,000         642,000
Cash and cash equivalents at beginning of period................................        2,447,000              --
                                                                                  ---------------  --------------
Cash and cash equivalents at end of period......................................  $     3,236,000  $      642,000
                                                                                  ===============  ==============
Cash paid for income taxes......................................................  $       181,000  $           --
                                                                                  ===============  ==============
Cash paid for interest..........................................................  $     2,212,000  $      298,000
                                                                                  ===============  ==============

        The accompanying notes are an integral part of these statements.

                                  APPNET, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying consolidated financial statements of AppNet, Inc. (formerly AppNet Systems, Inc.) and its subsidiaries (the "Company") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's Registration Statement on Form S-1, which includes consolidated financial statements and the notes thereto for the year ended December 31, 1998 and for the three months ended March 31, 1998 and 1999. The consolidated operating results of operations for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 1999.

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

    On March 4, 1999, the Company acquired all of the issued and outstanding stock of Sigma6, Inc. ("Sigma6"), which is based in Michigan and specializes in providing brand identity services to its customers. The aggregate purchase price was approximately $2.5 million, plus transaction costs, consisting of $1.25 million paid in cash and $1.25 million paid in shares of Company Common Stock. If certain performance criteria are met during the 12-month period ending December 31, 1999, the former

                                  APPNET, INC.

                                  (UNAUDITED)

3.  ACQUISITIONS (CONTINUED)

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

    In the nine month period ended September 30, 1999, the Company recorded identifiable intangibles related to the 1999 Acquired Businesses of approximately $2.9 million. This purchase price allocation also resulted in the allocation of approximately $43.0 million to goodwill. During the nine months ended September 30, 1999, management revised certain estimates related to certain tax contingencies which resulted in a reduction of goodwill of approximately $2.6 million. As of September 30, 1999, the purchase price in excess of identified tangible and intangible assets and liabilities assumed for the Acquired Businesses in the amount of $135.0 million was allocated to goodwill. As a result of the early stage of development of the Internet and electronic commerce, the dynamics of this rapidly evolving industry and the expectation of increasing competition, the recorded goodwill is being amortized on a straight-line basis over three years, the estimated period of its benefit.

CONTINGENT PAYMENTS

    The Company may be required to make contingent payments through November 2000 to some of the businesses it acquired. These contingent payments are payable in cash and stock, in one case at the option

                                  APPNET, INC.

                                  (UNAUDITED)

3.  ACQUISITIONS (CONTINUED)

of the selling stockholders. The amount of these payments will depend on the level of achievement of the operating targets and the market price of the Company's common stock. The majority of the former stockholders must remain employed by the Company in order to remain eligible to receive these payments. The maximum aggregate amount of the cash portion of these payments, assuming the operating targets are fully met, is approximately $20.2 million of which $0.2 million was paid during the nine months ended September 30, 1999.

    The following unaudited pro forma consolidated amounts give effect to the 1999 acquisitions as if they had occurred on January 1, 1999, by consolidating the results of operations of the Acquired Businesses with the results of AppNet for the nine months ended September 30, 1999. The pro forma amounts do not purport to be indicative of the results of operations that would have been achieved had the transactions been consummated as of the beginning of 1999 and are not necessarily representative of future results of operations.

                                                             FOR THE NINE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                             -------------------
                                                                    1999
                                                             -------------------
Revenues...................................................      $ 77,430,000
Net loss attributable to common stockholders...............       (53,182,000)
Basic and diluted net loss per share.......................      $      (2.54)

4.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Accrued compensation and benefits...........................   $ 4,103,000     $2,590,000
Accrued dividends on Class A Preferred Stock and Class B
  Preferred Stock...........................................            --        689,000
Payments due to former shareholders of Acquired
  Businesses................................................     1,600,000      1,500,000
Accrued stock-based and other acquisition-related
  compensation..............................................    14,072,000             --
Other accrued liabilities...................................     9,150,000      2,132,000
                                                               -----------     ----------
Accrued liabilities.........................................   $28,925,000     $6,911,000
                                                               ===========     ==========

5.  DEBT

    In connection with the initial public offering, the Company converted promissory notes of approximately $0.7 million plus accrued interest into 75,129 shares of the Company's common stock at a conversion price at 80% of the $12.00 initial public offering price. The Company recognized an interest charge of $1.1 million related to this conversion as the notes contained beneficial conversion features, which allowed the holders to convert at a discount from the initial public offering price of the common stock.

    During May 1999 and August 1999, the Company converted promissory notes of approximately $1.5 million plus accrued interest to former owners of an acquired business into 185,429 shares of the

                                  APPNET, INC.

                                  (UNAUDITED)

5.  DEBT (CONTINUED)

Company's common stock at a conversion price of $8.55 per share. During
October 1999, an additional $0.5 million of promissory notes to former owners of an acquired business plus accrued interest were converted based on a conversion price of $8.55 per share into 60,082 shares of common stock.

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

    The Amended 1999 Credit Facility includes certain restrictive covenants, which require the Company, among other things, to maintain minimum levels of earnings before interest, taxes, depreciation, and amortization, ratios of cash flow to debt service, place limits on capital expenditures.

    In conjunction with the modification of the credit facilities during June 1999, a charge of $0.6 million was recorded to write-off financing costs related to the facilities.

    The Unguaranteed Loans bear interest, at the Company's option, at various LIBOR rates or the lenders' base rate plus an applicable margin, as determined by the Company's operating performance.

    Debt consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Credit facilities:

Credit facility, bearing interest at the lender's prime rate plus .5% (8.25% at December 31, 1998), interest due
  monthly...................................................   $        --    $19,730,000

Credit facility, bearing interest at the lender's prime rate
  (7.75% at December 31, 1998), interest due monthly........            --     17,731,000

Credit facility, bearing interest at the lender's prime rate plus .25% to 1.5% or various LIBOR rates plus 2.25% to
  3.5%, interest due at varying monthly intervals, interest
  rate of 9.75% at September 30, 1999.......................     3,660,000             --
                                                               -----------    -----------

                                                                 3,660,000     37,461,000

                                  APPNET, INC.

                                  (UNAUDITED)

5.  DEBT (CONTINUED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
Convertible notes:

Note payable, principal and interest due October 13, 1999,
  bearing interest at 7%, convertible at the option of the
  holder for common stock at $8.55 per share................       485,000      2,000,000

Note payable, principal and interest due June 29, 2003,
  bearing interest at 5%, convertible at 80% of common stock price upon a sale of Company or an initial public
  offering..................................................            --        406,000

Notes payable, principal and interest due December 14, 2001, bearing interest at 8%, convertible at the option of the
  holder for common stock at $11.40 per share...............     2,000,000      2,000,000

Note payable, principal and interest due April 30, 2003,
  bearing interest at the prime rate (7.75% at December 31,
  1998), interest payable quarterly at July 31, October 31,
  January 31 and April 30, convertible at the option of the
  holder at 80% of common stock price on a sale of Company
  or an initial public offering.............................            --        300,000

Note payable, principal and interest due January 8, 2002,
  bearing interest at 4.3%, two notes totaling $6,800,000
  convertible at the option of the holder for common stock
  at $11.40 per share.......................................     6,800,000             --
                                                               -----------    -----------

                                                                 9,285,000      4,706,000
Other long-term debt:
Note payable, principal and interest due January 8, 2002,
  bearing interest at 6%....................................     3,500,000             --
Notes payable, principal and interest due January 1, 2000,
  bearing interest at 6%....................................     1,000,000      1,000,000
Note payable to Smart Technology, L.L.C., due the earlier of an initial public offering or June 29, 2000, bearing
  interest at 12%...........................................            --        150,000
Other notes payable.........................................       140,000        475,000
                                                               -----------    -----------
                                                                 4,640,000      1,625,000
                                                               -----------    -----------
    Total debt..............................................    17,585,000     43,792,000
Less current portion........................................    (1,610,000)    (2,426,000)
                                                               -----------    -----------
    Long-term debt, net of current portion..................   $15,975,000    $41,366,000
                                                               ===========    ===========

6.  CAPITAL STOCK

COMMON STOCK SUBJECT TO PUT RIGHTS

    In conjunction with a business acquisition in 1998, the Company issued 266,796 shares of Series A-1 Convertible Preferred Stock with a liquidation value of $1.1 million. Pursuant to their terms, these shares

                                  APPNET, INC.

                                  (UNAUDITED)

6.  CAPITAL STOCK (CONTINUED)

were converted into 187,225 shares of Company Common Stock at the time of the GTCR Investment. As part of the GTCR Investment, the Board of Directors authorized the repurchase of 138,455 shares of the common stock issued upon the conversion for $5.70 per share, which provided the holders a return equivalent to the liquidation value of the Series A-1 Convertible Preferred Stock. In addition, the Board of Directors agreed to grant the holders of the remaining 48,771 shares of Company Common Stock the right to require the Company to repurchase their shares for cash at $5.70 per share beginning on March 11, 1999, and extending for thirty days. The Company repurchased 3,889 shares and the put rights on the remaining 44,882 shares expired in April 1999.

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

    The dividends and accretion of financing costs associated with the Class A and Class B Preferred Stock was $2.1 million for the nine months ended September 30, 1999 and is classified as Dividends on and accretion of preferred stock in the accompanying statements of operations.

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

    The Company recognized a compensation charge of $2.5 million, recorded as stock-based and acquisition-related compensation expense, upon completion of the initial public offering in connection with the termination of the Company's right to repurchase the remaining shares. The amount of the compensation charge was determined based on the number of common shares that the Company could

                                  APPNET, INC.

                                  (UNAUDITED)

6.  CAPITAL STOCK (CONTINUED)

have repurchased and the difference between $0.3007, the repurchase price, and the initial public offering price of $12.00 per share.

DEFERRED COMPENSATION

    In March 1999, the Company issued 337,776 stock options to a member of management. These options have an exercise price of $12.83 and vest ratably over 4 years. As a result of this grant, the Company recorded deferred compensation expense of $481,000. The amount of deferred compensation expense was based on the difference between the estimated fair market value of the Company Common Stock at the date of grant, as determined by the most recent third party stock transaction, and the stated exercise price. The Company amortized $67,000 of the deferred compensation expense for the nine months ended September 30, 1999 in the unaudited consolidated statement of operations.

7.  EARNINGS PER SHARE

    SFAS No. 128 "Earnings Per Share," requires the presentation of basic and diluted earnings per share. Basic net income (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted net income (loss) per share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are antidilutive. Approximately 157,000 shares of common stock which are contingently payable pursuant to the acquisition agreements are not included in the calculation of weighted average shares outstanding for the period presented, as circumstances may arise in which the shares would not be issued. In addition, the impact of potentially dilutive securities are excluded from diluted earnings per share due to their antidilutive effect as of September 30, 1999 as follows:

Stock options outstanding...................................  2,557,000
Warrants....................................................     70,000
Convertible notes...........................................    829,000
Contingent shares...........................................    655,000

8.  SEGMENT INFORMATION

    The Company currently operates in two operating segments: professional services and electronic commerce processing. For the nine months ended September 30, 1999 and 1998, the electronic commerce processing segment was not significant to the overall financial statements.

9.  SUBSEQUENT EVENTS

    On September 30, 1999, the stockholders of the Company approved the adoption of the 1998 Employee Stock Purchase Plan ("ESPP"). The purpose of the Plan is to enhance stockholder value and promote the attainment of significant business objectives of the Company by allowing employees to purchase the Company's Common Stock at a discount of 15%, thereby giving employees an interest in common with that of the stockholders. The number of shares available for purchase under the ESPP is 250,000. The purchase price of shares under the plan is the lower of 85% of the share price on the first day

                                  APPNET, INC.

                                  (UNAUDITED)

9.  SUBSEQUENT EVENTS (CONTINUED)

of the plan quarter or the share price on the plan quarter close. All employees are eligible to participate except (i) those employed for less than 20 hours per week; (ii) employees who, as a result of participation in the ESPP, would own stock or hold options to purchase stock possessing five percent or more of the total combined voting power or value of all classes of stock of the Company; and
(iii) if such right would permit the employee to purchase stock under the Plan and any other stock purchase plans of the Company and its subsidiaries in effect from time to time with a fair market value in excess of $25,000 (determined as of the first day of each plan quarter) for each calendar year. Participants can contribute from 1% to 10% of their annual salary. The plan became effective on October 1, 1999.

    In connection with the acquisition of New Media Publishing, Inc. ("NMP"), contingent purchase payments based upon the achievement of certain operating targets during the year ended October 1, 1999 are payable in January 2000. Based on the preliminary results of NMP's operating performance during the period of performance, 100% of the contingent consideration, or $14.0 million, is payable to the former shareholders, of which $8.4 million is payable in cash and $5.6 million is payable in stock based on $8.55 per share or 654,971 shares. The fair value of the stock portion totalled approximately $17.2 million as of October 1, 1999.

                                  APPNET, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis compares the three- and nine-month periods ended September 30, 1999 to the corresponding periods ended
September 30, 1998 for AppNet, Inc. (formerly AppNet Systems, Inc.) and its subsidiaries ("AppNet," the "Company," "we," "us" and "our") and should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and in conjunction with the Company's March 29, 1999 Registration Statement on Form S-1, as amended. The matters discussed herein and elsewhere in this 10-Q may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or similar words or phrases. The matters discussed herein involve risks and uncertainties which could result in operating performance that is materially different from that implied in the forward-looking statements. Risks that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to, risks related to government regulation of the Internet and electronic commerce, risks related to increased competition in the Internet and electronic commerce industry, the need to respond to rapid technological advances in the Internet and electronic commerce industry, risks posed by the Year 2000 problem for the Internet and electronic commerce industry and general economic conditions. Additional information concerning these and other risks and uncertainties is contained from time to time in the Company's filings with the Securities and Exchange Commission. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED
  SEPTEMBER 30, 1998

    REVENUES. Revenue for the three months ended September 30, 1999 increased $27.6 million to $30.1 million from $2.5 million for the three months ended September 30, 1998 due to acquisitions the Company made during the third quarter of 1998 and the third quarter of 1999, as well as internal growth.

    COST OF REVENUES.  Cost of revenues for the three months ended
September 30, 1999 increased $14.3 million to $16.5 million from $2.2 million for the three months ended September 30, 1998. The increase in cost of revenues was primarily driven by an increase in average billable headcount resulting from the acquisitions that occurred during 1998 and 1999, as well as internal growth. As a percentage of revenues, cost of revenues for the three months ended September 30, 1998 decreased to 54.9% from 89.3% for the three months ended September 30, 1998.

    OPERATING EXPENSES. Operating expenses for three months ended September 30, 1999 increased by $31.6 million to $34.5 million from $2.9 million for the three months ended September 30, 1998. The increase in operating expenses for the three months ended September 30, 1999 was attributable primarily to an increase in selling and marketing, general and administrative, and stock-based and other acquisition-related compensation expense as well as depreciation and amortization expenses.

    SELLING AND MARKETING. Selling and marketing expenses for the three months ended September 30, 1999 increased $2.8 million to $3.0 million from $0.2 million for the three months ended September 30, 1998. As a percentage of revenue, selling and marketing expenses for the three months ended
September 30, 1999 increased to 10.1% from 8.3% for the three months ended September 30, 1998. The increase in selling and marketing expenses is a result of the acquisitions we completed during the nine months ended 1998 and the nine months ended 1999 and the development of our corporate sales and marketing staff. Selling and marketing expenses could continue to increase as a percentage of our revenues in future periods as we continue to build our corporate sales team and expand our marketing strategy.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 1999 increased $7.2 million to $8.6 million from $1.4 million for the three months ended September 30, 1998. The increase in general and administrative expenses is a result of the build up of corporate infrastructure through 1998 and into 1999 to assist in the integration of acquisitions. As a result of anticipated additional hiring costs associated with the integration of the businesses we acquired in 1998 and 1999, our general and administrative expenses are expected to continue to increase, although they may decline as a percentage of our revenues. As a percentage of revenue, general and administrative expenses for the three months ended September 30, 1999 decreased to 28.7% from 57.6% for the three months ended September 30, 1998.

    STOCK-BASED AND OTHER ACQUISITION-RELATED COMPENSATION. Stock-based and other acquisition-related compensation expenses for the three months ended September 30, 1999 was $7.8 million. The compensation charge during the three months ended September 30, 1999 is attributable to the contingent payments due to former shareholders of businesses acquired that must remain employed by AppNet to receive the contingent payments. The amount is computed based on the fair market value of our common stock at the end of the reporting period and assumes that operating targets will be fully met. The amount of this compensation expense may fluctuate in future reports based on the probability of achievement of the operating targets by each of the acquired businesses and the market price of our common stock at the end of each reporting period.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended September 30, 1999 increased $13.8 million to $15.0 million from $1.2 million for the three months ended September 30, 1998. The increase is primarily due to the amortization of intangible assets resulting from the acquisitions made during the nine months ended 1998 and the nine months ended 1999. Our goodwill and related amortization may increase in future periods if AppNet is required to pay additional consideration for its acquisitions.

    INTEREST EXPENSE.  Interest expense for the three months ended
September 30, 1999 decreased $0.1 million to $0.3 million from $0.4 million for the three months ended September 30, 1998 due to additional borrowings under our credit facilities and issuance of notes payable to sellers of businesses acquired during the nine months ended 1998 and the nine months ended 1999.

    INCOME TAX PROVISION. The provision for income taxes was $178,000 for the three months ended September 30, 1999 and is related to state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED
  SEPTEMBER 30, 1998

    REVENUES. Revenue for the nine months ended September 30, 1999 increased $71.3 million to $74.8 million from $3.5 million for the nine months ended September 30, 1998 due to acquisitions we made during the second half of 1998 and the first quarter of 1999, as well as internal growth.

    COST OF REVENUES. Cost of revenues for the nine months ended September 30, 1999 increased $38.9 million to $42.2 million from $3.3 million for the nine months ended September 30, 1998. The increase in cost of revenues was primarily driven by an increase in average billable headcount resulting from the acquisitions that occurred during 1998 and 1999, as well as internal growth.

    OPERATING EXPENSES.  Operating expenses for the nine months ended
September 30, 1999 increased $83.6 million to $87.8 million from $4.2 million for the nine months ended September 30, 1998. The increase in operating expenses for the nine months ended September 30, 1999 was attributable primarily to an increase in selling and marketing, general and administrative, and stock-based and other acquisition-related compensation expenses as well as depreciation and amortization expenses.

    SELLING AND MARKETING. Selling and marketing expenses for the nine months ended September 30, 1999 increased $5.6 million to $5.8 million from $0.2 for the nine months ended September 30, 1998. As a percentage of revenues, selling and marketing expenses for the nine months ended September 30, 1999 increased to 8% from 6% for the nine months ended September 30, 1998. The increase in selling and marketing expenses is a result of the acquisitions we completed during the second half of 1998 and the first quarter of 1999 and the development of our corporate sales and marketing staff.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended September 30, 1999 increased $21.0 million to $23.3 million from $2.3 million for the nine months ended September 30, 1998. The increase in general and administrative expenses is a result of the build up of corporate infrastructure through 1998 and into 1999 to assist in the integration of acquisitions. As a result of anticipated additional hiring costs associated with the integration of the businesses we acquired in the second half of 1998 and the first quarter of 1999, our general and administrative expenses are expected to continue to increase, although they may decline as a percentage of our revenues. As a percentage of revenue, general and administrative expenses for the nine months ended September 30, 1999 decreased to 31% from 67% for the nine months ended September 30, 1998.

    STOCK-BASED AND OTHER ACQUISITION-RELATED COMPENSATION. Stock-based and other acquisition-related compensation expenses for the nine months ended September 30, 1999 was $15.7 million. Approximately $12.6 million is attributable to the contingent payments due to former shareholders of businesses acquired that must remain employed by AppNet to receive the contingent payments. The amount is computed based on the fair market value of our common stock at the end of the reporting period and assumes that operating targets will be fully met. The amount of this compensation expense may fluctuate in future periods based on the probability of achievement of the operating targets by each of the acquired businesses and the market price of our common stock at the end of each reporting period. In addition, we recognized a compensation charge of $2.5 million during the nine months ended September 30, 1999, recorded as stock-based and acquisition-related compensation expense, upon completion of the initial public offering in connection with the termination of our right to repurchase shares of our common stock from one of our officers. The amount of the compensation charge was determined based on the number of common shares that we could have repurchased from the officer and the difference between $0.3007, the repurchase price, and the initial public offering price of $12.00 per share.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the nine months ended September 30, 1999 increased $41.2 million to $42.9 million from $1.7 million for the nine months ended September 30, 1998. The increase is primarily due to the amortization of intangible assets resulting from the acquisitions made during the second half of 1998 and the first quarter of 1999. Our goodwill and related amortization may increase in future periods if AppNet is required to pay additional consideration for its acquisitions based on attainment of certain operating targets.

    INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1999 increased $3.6 million to $3.9 million from $0.3 for the nine months ended September 30, 1998 due to additional borrowings under our credit facilities and issuance of notes payable to former owners of businesses acquired during the second half of 1998 and the first quarter of 1999. In connection with our initial public offering, we had an interest charge of $1.1 million during the nine months ended September 30, 1999 related to beneficial conversion rights of notes which contained conversion features at a discount from the initial public offering price of the common stock.

    OTHER EXPENSE, NET. Other expense of $0.6 million for the nine months ended September 30, 1999 includes the write-off of deferred financing costs in connection with the refinancing of our credit facilities during the period. During the nine months ended September 30, 1998, other expense of $0.4 million included the write-off of approximately $0.3 million related to an investment in a joint venture that was deemed to have no value due to the failure of the venture to generate a customer base and to generate sufficient revenues to cover operating expenses, which resulted in the abandonment of operations of the venture.

    INCOME TAX PROVISION. The provision for income taxes was $0.3 million for the nine months ended September 30, 1999 and is related to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1999, we had approximately $3.2 million in cash and cash equivalents. We have financed our operations and acquisitions primarily through the issuance of common stock, borrowings under credit facilities and the issuance of preferred stock. For the nine months ended September 30, 1999, cash used in operations was $4.0 million and $32.4 million was used in investing activities. The principal use of cash in investing activities was to finance acquisitions. As we continue to grow our business and integrate the businesses we have acquired, we expect to use cash from operations to fund these activities and to fund selling and marketing activities.

    Net cash provided by financing activities was $37.1 million for the nine months ended September 30, 1999. Financing activities included net proceeds from the initial public offering of $64.1 million, proceeds from issuance of preferred stock, common stock and exercise of stock options of $7.6 million, additional borrowings of $74.0 million, offset, in part, by debt repayments of $107.8 million.

    In connection with our initial public offering, we issued 4,936,808 shares of common stock in exchange for 45,430 shares of Class A Preferred Stock and 11,576 shares of Class B Preferred Stock, including accrued dividends, at an exchange rate based on the initial public offering price of $12.00 per share. We also issued 123,210 shares of common stock on conversion of promissory notes of approximately $1.0 million plus accrued interest at a conversion price of $8.55 per share and issued 75,129 shares of common stock on conversion of promissory notes of approximately $0.7 million plus accrued interest at a conversion price at 80% of our June 1999 initial public offering price of $12.00 per share.

    In connection with certain acquisitions, we issued notes to the selling stockholders some of which are convertible into shares of our common stock. The balance of the notes at September 30, 1999 was approximately $13.8 million, $9.3 million of which is convertible into shares of our common stock. These notes have varying maturities, from October 1999 through April 2003, and bear interest at rates between 4.3% and 8.0% as of September 30, 1999.

    In June 1999, we terminated one of our credit facilities that provided for a revolving line of credit up to $40.0 million, which was guaranteed by an affiliate, and decreased the available borrowings from $26.0 million to $20.0 million on our other unguaranteed facility. The amended unquaranteed credit facility expires on August 24, 2001, and bears interest, at our option, at LIBOR or the lenders' prime rate, plus an applicable margin based on our operating performance. The credit facility is secured by all of our assets and contains various restrictive covenants that, among other things, require us to maintain specified financial ratios, restrict us from paying dividends to our common stockholders. At September 30, 1999, approximately $11.8 million remained available for borrowing under our credit facility based on the level of financial ratios, as set forth in the credit facility.

    Our capital expenditures for the nine months ended September 30, 1999 were approximately $5.1 million. Historically, capital expenditures have been used to make leasehold improvements to our leased office space and to purchase computer hardware and software and furniture and fixtures. We do not have any material commitments for capital expenditures for the foreseeable future. However, we do plan to make capital expenditures, which may include office space, over the next two years to further develop our electronic commerce outsourcing and internet professional services.

    We may be required to make contingent payments through November 2000 to some of the businesses we acquired. These contingent payments are payable in cash and stock, in one case at the option of the former stockholders. The amount of these payments will depend on the level of achievement of the operating targets and the market price of our common stock. The majority of the former stockholders must remain employed by us in order to remain eligible to receive these payments. The maximum aggregate amount of the cash portion of these payments, assuming the operating targets are fully met, is approximately $11.5 million.

    In connection with our acquisition of New Media Publishing, contingent purchase payments based upon the achievement of certain operating targets during New Media Publishing's 12 months ended October 1, 1999 are payable in
January 2000. Based on the preliminary results of New Media Publishing's operating performance during the applicable period, we expect to pay contingent consideration, of approximately $8.4 million in cash and 654,971 shares of our common stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. We have determined that the adoption of SFAS
No. 133 will not have a material effect on our results of operations, financial position or cash flows.

YEAR 2000

    We have completed an assessment of our Year 2000 readiness and have made substantial progress in making our systems Year 2000 compliant. The risks posed by the Year 2000 issue could adversely affect our business in a number of significant ways. Many of our clients and potential clients maintain their operations on systems that could be impacted by Year 2000 problems. If our clients fail to ensure their systems are Year 2000 compliant and Year 2000 problems materially adversely affect them, our business could be adversely affected, particularly if demand for our services declines as companies spend their resources to upgrade their computer systems. We rely on our suppliers for hardware, software and services. Our business could be adversely affected if we cannot obtain products, services or systems that are Year 2000 compliant when we need them. We also depend on the availability of the Internet infrastructure to conduct our business and provide services to our clients. Disruptions in the Internet infrastructure arising from Year 2000 problems could materially adversely affect our business, financial condition and results of operations. In addition, our solutions are sometimes dependent upon third-party products and components. Failure of a third party whose products or services we employ to adequately address Year 2000 issues could result in our involvement in litigation concerning our products and services or those of a third party. Futhermore, because we provide computer-related services, the risk we will be involved in a lawsuit relating to Year 2000 issues is likely to be greater than that of companies in other industries. We sometimes provide express warranties to clients that our work is Year 2000 compliant.

    We have received assurances from all of our major suppliers that they are Year 2000 compliant. We have established a Year 2000 Executive Steering Committee, appointed a Year 2000 Compliance Program Manager and adopted a formal compliance program to oversee and coordinate our Year 2000 compliance efforts throughout our organization. This program is designed to ensure consistency and minimize the impact of Year 2000 problems on our operations. Our Year 2000 compliance program consists of the following five phases: awareness, assessment, remediation, testing and implementation. We have completed the awareness and assessment phases of our Year 2000 compliance program. We estimate that we are approximately 90% complete in our Year 2000 remediation efforts across the entire organization. We have completed our testing and implementation phases at a number of our locations and have begun this process at several others.

    In the event we do not complete the phases of our program, we may fail to meet contractual obligations, provide adequate service or meet customer requirements. The result of such failures could subject us to litigation for which the amount of potential liability and lost revenue cannot be reasonably estimated at this time.

    Our costs in connection with Year 2000 compliance to date have been approximately $0.4 million. At this time, we estimate the potential additional costs of becoming Year 2000 compliant to be between $0.2 million and $0.4 million, which includes the cost to replace hardware and software, outside consulting services and some internal labor costs. However, as we continue to implement our Year 2000 compliance program, these cost estimates may need to be significantly revised, which could have a material adverse effect on our business, financial condition or results of operations.

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

    If we fail to address a Year 2000 compliance problem in one of our systems, the result could be a failure or interruption of normal business operations. We believe that our Year 2000 compliance program, when fully implemented, should minimize the risk of significant interruptions to our operations. Currently, we do not have an expected completion date for our compliance program. At this point, we believe that the most reasonably likely worst case scenario may involve circumstances we do not directly control, such as:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk related to changes in interest rates on our long-term credit facility. We are able to manage our interest rate risk to some degree through management's option to select the factor used to determine its interest rate. Our credit facility is a variable rate credit facility and bears interest, at our option, at LIBOR or the lenders' prime rate plus an applicable margin based on our operating performance. The balance outstanding as of September 30, 1999 was $3.7 million, which bears interest at a rate of 9.75%. Assuming the amount outstanding at September 30, 1999, which was $3.7 million, was outstanding for the entire year, we estimate that a one percentage point change to the weighted average interest rate at September 30, 1999 would equal a $0.1 million change in interest expense.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Certain stockholders of the Company holding an aggregate of 16,731,741 shares, or approximately 53.7%, of the Company's issued and outstanding Common Stock, acting by written consent in accordance with Delaware law and the Company's By-laws, approved the following effective September 30, 1999:

        1. An amendment to the Company's Restated Certificate of Incorporation pursuant to which the Company's Board of Directors authorized the changing of the Company's corporate name from AppNet Systems, Inc. to AppNet, Inc.; and

        2. The adoption of the Company's 1999 Employee Stock Purchase Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       10.1 Recapitalization Agreement, dated as of June 16 , 1999, by and among AppNet Systems, Inc. and the holders of its Class A Preferred Stock and the holders of its Class B Preferred Stock.

       10.2 AppNet, Inc. 1999 Stock Incentive Plan.

       10.3 Limited Consent Letter Agreement, dated August 16, 1999, by Bank Boston, N.A., Antares Capital Corporation, and AppNet, Inc. and certain of its subsidiaries, relating to the Revolving Credit Agreement, dated as of January 8, 1999.

       27  Financial Data Schedule

       (b) Reports on Form 8-K during the three months ended September 30, 1999:

          None.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                APPNET, INC.

                                By:             /s/ JACK PEARLSTEIN
                                     -----------------------------------------
                                                  Jack Pearlstein
                                       SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                                      OFFICER
Date: October 28, 1999                             AND TREASURER