Form 10-K
period 1999-12-31
APPNET INC /DE/
filed 2000-03-30
CIK 1066197

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant To Section 13 Or 15(D)
                     Of The Securities Exchange Act Of 1934

                   For the fiscal year ended December 31, 1999
                        Commission file number 000-26263
                                   APPNET, INC
             (Exact name of registrant as specified in its charter)

              Delaware                                       52-2077860
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

                            6707 Democracy Boulevard
                               Bethesda, MD 20817
                    (Address of principal executive offices)

                                 (301) 493-8900
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $0.0005 per share
                              (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 29, 2000, approximately 33,934,000 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based on the closing sale price of the shares on the Nasdaq National Market) held by non-affiliates was approximately $984.9 million. Determination of stock ownership by affiliates was made solely for the purpose of responding to this requirement, and registrant is not bound by this determination for any other purpose.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement for its 2000 Annual Meeting of Shareholders to be filed with the Commission under Regulation 14A is incorporated by reference into
Part III of this Form 10-K to the extent indicated in Part III hereof.

                                TABLE OF CONTENTS
                                                                          Page
                                     PART I
ITEM 1. BUSINESS                                                            3
        RISK FACTORS                                                       12
ITEM 2. PROPERTIES                                                         17
ITEM 3. LEGAL PROCEEDINGS                                                  17
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17

                                     PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS                                     18
ITEM 6. SELECTED FINANCIAL DATA                                            19
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   20
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                               26
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        26
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                          26

                                    PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                27
ITEM 11. EXECUTIVE COMPENSATION                                            28
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT                                           28
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    28

                                     PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K                                             29

        Unless otherwise indicated, (a) all references to "AppNet," "we," "us" and "our" refer to AppNet, Inc. and, after their respective acquisitions or formations, its subsidiaries and (b) all references to "GTCR" refer to Golder Rauner, L.L.C. and its affiliates, including GTCR Fund VI, L.P, GTCR VI Executive Fund, L.P. and GTCR Associates VI.

                                CAUTIONARY NOTICE
                      REGARDING FORWARD-LOOKING STATEMENTS

        This report contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact in this report, including statements regarding our competitive strengths, business strategy, expected benefits of any acquisition, future financial position, budgets, projected costs and plans and objectives of management are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "should," "intend," " estimate," " anticipate," "believe," "plan," " continue" or similar terminology. We undertake no obligation to publicly update or revise any forward-looking statements contained in this report. These forward-looking are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those we express or imply in those forward-looking statements. These factors include those we describe in "Risk Factors" and elsewhere in this report, and these factors expressly qualify all written and oral forward-looking statements attributable to us.

                                     PART I

Item 1. BUSINESS

Overview

        AppNet provides end-to-end e-business services and solutions to Global 1000 and dot.com companies. We develop end-to-end e-business solutions that improve communication and commerce between businesses and consumers as well as among businesses and their trading partners. We focus on maximizing the opportunities presented by e-business to enhance all aspects of our clients' operations, from the front end of their business, creative Website design, to the back end, back-office integration of existing systems and e-business outsourcing, creating an end-to-end solution. We are a Delaware corporation and were formed in 1997. Our professional services include:

          *    strategy consulting;

          * interactive marketing such as creative Website design and development, branding, which is the creation of a unique corporate identity for a client and its products, media planning and buying;

          * e-business application development, which is the development of software applications that are capable of running on the Internet and are written in languages such as Java, XML, SxML, C++ and Visual Basic;

          * e-business integration, which is the integration of systems that automate the receipt, processing and delivery of transaction data and other information, with other corporate software and computer-based applications; and

          * e-business outsourcing, which is the performance of e-business services that would otherwise be handled by the client's internal staff using the client's resources.

        None of these services is more critical to our business operations and revenues than the other services.

Industry Background

        The rapid growth in the use of the e-business has revolutionized the way businesses operate and interact with their customers and trading partners. The Internet and e-business have created new channels of communication and distribution that raise the level and increase the speed of interaction between a business and its trading partners and customers. The demand for e-business services is increasing as more and more companies develop on-line businesses and employ e-business solutions.

        The Internet enables businesses to establish an on-line presence through which they can offer new and complementary products and services to new and existing markets. As a result, businesses have been able to create new sources of revenue, improve customer care and retention and streamline their internal operations by processing orders and payments on-line.

        To date, businesses have primarily focused on using e-business solutions to improve business-to-consumer relationships. However, businesses are increasingly using e-business to open cost-effective, reliable, highly efficient channels of communication and commerce with their suppliers and distributors. e-Business solutions can improve the way businesses interact with their trading partners by linking businesses' back-office systems electronically through the Internet to trading partners and suppliers.

        Most businesses rely on outside specialists to design and develop e-business solutions for a number of compelling reasons. Because e-business technologies have developed so rapidly, few businesses have employees with the advanced skills necessary to effectively evaluate and implement these technologies successfully. Given the pressure to get to market quickly, waiting for in-house employees to be trained to use these technologies is not practicable. In addition, hiring trained professionals is difficult because they are in great demand. At the same time, as business challenges grow increasingly complex, so must the e-business solutions required to address them. Given the significant cost to design, develop, implement and manage e-business solutions, businesses cannot afford to expend resources developing solutions themselves. Hiring a firm that provides a comprehensive range of e-business professional services is often the most efficient and cost-effective solution for many companies.

The AppNet Solution

        The goal in founding AppNet was to address the growing need for end-to-end e-business solutions. We offer a comprehensive range of services involving the design, development, implementation and management of e-business solutions that facilitate and promote communication and commerce between businesses and consumers as well as among businesses and their trading partners. Key elements of the AppNet solution are:

        *       End-to-end service offering

        We can provide clients with end-to-end e-business solutions. Our clients recognize significant cost and time savings and receive integrated solutions because they can obtain all of the e-business professional services they need from one company.

        *       Unique e-business outsourcing services

        We offer our clients an extensive range of e-business outsourcing services as part of our overall service offering. We perform e-business services that would otherwise be handled by the client's internal staff using the client's resources. Our business-to-business e-business outsourcing services include processing transactions for our clients using our resources and infrastructure. Our business-to-consumer e-business outsourcing services include managing on-line stores, processing transactions, managing and hosting Websites and operating and managing e-business systems. Our Website managing and hosting services include adding and editing material on a Website and making sure the Website is operating according to its specifications. Our e-business outsourcing services include maintaining security at a Website by ensuring only authorized users have access to the Website. We also store data that is generated by activity at the Website. Clients who take advantage of these services get to market quickly; do not have to make the significant financial and technological investments required to effectively build and manage their own infrastructures; receive reliable and secure services; and can focus their attention and resources on their core competencies.

        *       Ability to solve increasingly complex business problems

        Our business-level and process-level strategy consulting services help our clients solve their increasingly complex business problems with sophisticated, vendor-neutral e-business solutions. We employ business-level strategy consulting services to develop and redefine clients' business models to incorporate e-business strategies. We employ process-level strategy consulting services to improve the business processes of clients who have already incorporated e-business strategies into their business models. These services, together with the knowledge and experience we gain designing, developing, implementing and managing each e-business solution, enable us to develop comprehensive strategies for growing on-line ventures, streamlining on-line marketing and distribution strategies, improving operating efficiencies and reducing costs.

        *       Reusable e-business solutions

        We have developed reusable e-business solutions in the process of designing, developing, implementing and managing end-to-end e-business solutions for clients in a number of industries. These reusable e-business solutions were developed based on our industry-specific expertise and utilize reusable software code and content objects. These solutions enable us to give our clients the benefit of our knowledge and experience in addressing complex business challenges, develop and implement e-business solutions more quickly and efficiently, focus our efforts on customizing solutions to meet our clients' specific needs and deliver reliable solutions based on components that have been tested and perfected through repeated use in other solutions.

Our Strategy

        Our goal is to become the most recognized and  sought-after  provider of
end-to-end   e-business   professional  services  to  Global  1000  and  dot.com
companies. To achieve this goal we plan to:

        *       Expand client relationships

        We plan to cross-sell our comprehensive range of end-to-end e-business professional services to existing clients. We believe that if we continue to provide sophisticated solutions to our clients:

        * our existing clients will increase the amount, scope and complexity of services they obtain from us;

        * we will strengthen our reputation as a creative source for e-business solutions; and

        *       we will attract new clients through referral-driven sales.

        We expect this strategy to increase the predictability of our revenue and result in additional and more extensive engagements with our clients.

        *       Increase repeat and recurring revenues

        Our strategy is to increase the proportion of our revenues that represents repeat business with the same clients as well as the proportion of our recurring revenues from our e-business outsourcing services. We intend to generate repeat revenues by cross-selling services and entering into multiple engagements with our existing clients. In addition, we plan to increase recurring revenues by selling additional e-business outsourcing services to our new and existing clients. We charge clients who use our e-business outsourcing services either a fixed monthly rate or on a per transaction basis, or both. Our target contract length for e-business outsourcing services is one to two years. Increasing repeat and recurring revenues will enable us to predict our revenues with greater accuracy and improve our operating margins.

        *       Build  and  enhance   complementary   skill  sets  and  maintain
                technological expertise

        Each additional skill set we develop improves our ability to better serve our existing and future clients. We believe it is imperative for us to stay abreast of the newest technological developments and evolving service offerings in order to maintain the high level of quality of our services, increase the effectiveness of our solutions and attract and retain qualified employees. We continually research, test and evaluate new e-business technologies that we can incorporate into our e-business solutions. Each engagement we complete broadens our expertise and increases our knowledge, thereby enhancing our ability to provide the most effective end-to-end e-business solutions.

        *       Pursue client-driven geographic expansion

        We intend to open additional offices both domestically and internationally in order to better serve clients in locations where we have already attracted business. This allows us to serve clients locally, cross-sell services to existing local clients and win more local business. Each new office we have opened has enhanced our ability to attract and service large clients and to hire additional staff without relocation burdens. We currently have offices in 20 locations in the U.S., including the metropolitan areas of Atlanta, Boston, Chicago, Denver, Detroit, Los Angeles, New York City, San Francisco and Washington, DC.

        *       Expand and develop industry-specific expertise

        Through our experience designing, developing, implementing and managing e-business solutions for a wide variety of companies, we have gained significant strategic knowledge and created industry-specific reusable e-business solutions. This industry-specific expertise significantly enhances our ability to help other companies in the same industries successfully adopt e-business solutions. To date, we have developed reusable e-business solutions for the retail services, financial services, healthcare, manufacturing and telecommunications industries. We intend to broaden the range of industries in which we have specialized knowledge and maximize the benefits to our clients of such knowledge by creating additional industry-specific solution templates and reusable software. We employ strategic consultants, sales, marketing and technical staff with expertise in industries that we believe can realize significant benefits from e-business solutions. Further developing and strengthening this expertise will increase our knowledge of industry specific business challenges and increase the industry-targeted services we can offer, thereby improving our ability to penetrate specific industries.

        *       Attract and retain a highly specialized workforce

        We will continue to recruit highly skilled and experienced professionals who have industry-specific expertise and who are proficient in a broad range of technological and business skills. We intend to continue to ensure that our employees have the requisite expertise to provide our clients with a comprehensive range of e-business professional services. We have a team of full-time recruiters and often use recruitment firms as well. We also attract employees through referral bonus programs and advertising on the Internet. We plan to retain and motivate our employees by giving them the opportunity to work with cutting-edge technologies, paying competitive compensation packages, granting stock options, reimbursing tuition expenses and encouraging a corporate culture that is results-driven and rewards creativity, communication and cooperation.

Services

        We offer a comprehensive range of professional services involving the design, development, implementation and management of end-to-end e-business solutions.  Our services include  strategy  consulting,  interactive  marketing,
e-business application development, e-business integration and e-business outsourcing, each of which is described below. Our engagements generally include more than one of these services.

        *       Strategy consulting

        Our business- and process-level strategy consulting services help our clients successfully develop on-line businesses and improve their overall business processes. We employ business-level strategy consulting to study and analyze our clients' market position, operating requirements, systems and capabilities to determine how our clients should use e-business to accomplish their objectives. We work with clients to incorporate e-business solutions into their businesses and assist in developing on-line businesses and on-line marketing strategies. We employ process-level strategy consulting with clients that have already incorporated e-business solutions into their businesses to assist them in improving their overall business processes by incorporating on-line system architecture and design with existing e-business solutions, thereby improving operating efficiencies and reducing costs.

        *       Interactive marketing

        Our interactive marketing includes creative Website design and development, branding, which is the creation of a unique corporate identity for a client and its products, and developing on-line advertising strategies. Developing on-line advertising strategies includes media buying and planning, on-line ad placement, management, tracking and reporting and on-line promotion and campaign development. As part of an on-line advertising strategy, we also develop affinity programs that link businesses by rewarding one business' clients with products and services of another business. These services are designed to maximize our clients' return on their investments in on-line businesses by generating and increasing the number of visitors to a Website, enhancing user experience and increasing the effectiveness of our clients' marketing efforts. We integrate these services into our clients' overall solutions.

        *       e-Business application development

        e-Business application development is the development of software applications that are capable of running on the Internet and are written in languages such as Java, XML, SxML, C++ and Visual Basic. These services are designed to help our clients rapidly develop highly flexible and cost-effective e-business applications. We develop corporate intranets, which are secure Websites accessible only within a particular company, and e-business systems. We also Web-enable legacy systems, which are existing systems, so that they can operate on the Internet. We design and develop more effective e-business solutions by giving our clients on-line access to the development of their solutions. We design, build and implement solutions that are secure, adaptable and easy to use and manage.

        *       e-Business integration

        e-Business integration is the integration of e-business systems, which are systems that automate the receipt, processing and delivery of transaction data and other information, with other corporate software and computer-based applications such as Websites and accounting and financial systems. These services are designed to rapidly install and integrate our e-business solutions with our clients' existing operations so our e-business solutions become an integral part of our clients' critical business systems. We install our e-business solution, convert all necessary data, perform acceptance testing and put the system into operation. We also integrate the e-business solution with back-office existing legacy systems to ensure that each client's computer-based applications operate seamlessly and with maximum security.

        *       e-Business outsourcing

        We perform e-business outsourcing services that would otherwise be handled by the client's internal staff using the client's internal resources. Our e-business outsourcing services help clients rapidly launch and implement e-business solutions and then cost-effectively manage, operate, maintain and continue to develop those solutions. Our e-business outsourcing centers have been configured to provide services that facilitate commerce and communication either between businesses and their trading partners, known as business-to-business services or between businesses and consumers, known as business-to-consumer services.

e-Business Outsourcing Centers

        We believe our e-business outsourcing capabilities are a key component of our full range of e-business professional service offerings and differentiate us from our competitors. e-Business outsourcing enables us to effectively manage, operate and maintain the e-business systems we have developed for our clients. Fees from e-business outsourcing services currently represent a small portion of our revenues. However, we expect that demand for e-business outsourcing services will increase over time as customers recognize that e-business outsourcing is a cost-effective solution. For example, e-business outsourcing is an attractive choice for those customers who lack the internal resources required to effectively build and manage their own infrastructure or their critical business processes and who are under pressure to get to market quickly.

        At our business-to-business e-business outsourcing center, we process and manage thousands of transactions among hundreds of trading partners on a variety of hardware and software platforms, over private networks, and the Internet. We provide our customers detailed transaction reporting, on-line storage of data about the transactions, and multiple levels of security ensuring only authorized users have access to and can exchange information. At our business-to-consumer e-business outsourcing center we manage on-line stores, process transactions and manage and host internet-based applications. Our managing and hosting services include adding and editing material on a Website and making sure the internet-based applications are operating according to its specifications.

        Our e-business outsourcing centers operate seven days a week, 24 hours a day. Our e-business outsourcing center staff proactively manages and monitors the operation of each center using network management software, including proprietary technologies we developed. We collect, process and respond to systems-level event information and build and maintain a central repository for inventory and asset management information. In addition, each of our e-business outsourcing centers feature multiple levels of security which we believe protect our clients' private information by isolating our e-business outsourcing centers from public network infrastructures.

Clients

        We market our services to Global 1000 and dot.com companies from a range of industries that we believe can benefit from end-to-end e-business solutions. Our engagements vary in scope from strategy consulting assignments to designing and implementing complex and highly functional intranets and extranets. Because we can offer every client a complete spectrum of e-business professional services, we can customize each of our engagements to fit a client's specific needs. None of our clients represented more than ten percent of our consolidated revenues during 1999.

        Because of the strategic and competitively sensitive nature of the services we perform for our clients, in many cases we have agreed to keep our clients' identities confidential.

Sales and Marketing

        We employ a team of full-time sales professionals and support personnel that concentrate on selling our end-to-end e-business professional services to clients in the industries in which they have extensive expertise.

        Our marketing strategy is to demonstrate to our potential clients the advantages of e-business solutions, and our expertise and success in designing, developing, implementing and managing end-to-end e-business solutions. In addition, we have retained an outside advertising firm to assist us with our marketing efforts on a company-wide basis. We employ a team of full-time marketing professionals and support personnel that concentrate on promoting and enhancing our brand on a nationwide basis.

Competition

        The markets for e-business professional services are relatively new, intensely competitive, quickly evolving and subject to rapid technological change. We expect competition to continue and intensify in the foreseeable future.

        Our competitors can be divided into several groups:

        * e-business professional services providers, such as Agency.com, iXL, MarchFirst, Modem Media, Proxicom, Razorfish, Sapient, Scient, US Interactive and Viant ;

        * large information technology consulting services providers, such as Andersen Consulting, Cambridge Technology Partners, CSC, EDS and IBM;

        * electronic commerce software and service providers, such as BroadVision, Commerce One, Harbinger, Open Market and Sterling Commerce; and

        * Internet access and service providers, such as Abovenet, Exodus and Frontier/Global.

        We believe we can distinguish ourselves from our competitors by offering our clients end-to-end e-business solutions. We believe we can compete effectively on the basis of our comprehensive range of services, technical expertise, creative talent, brand or name recognition and the speed, reliability and price of the services we provide. However, our competitors have also begun to offer a range of e-business professional services, rather than specialize in one area, or have announced their intention to do so. These companies may continue to expand their operations so that they offer a full range of business-to-business and business-to-consumer e-business professional services and products. Some of our competitors listed above currently provide all of the services that we provide.

        There are relatively low barriers to entry into our business. We do not own any patent technology that precludes or inhibits competitors from entering our markets. The costs to develop and provide e-business professional services are low. Therefore, we expect to continue to face additional competition from new entrants into our markets. Many of our competitors have greater financial, technical, marketing and public relations resources than AppNet. A number of our e-business outsourcing competitors have made substantial capital investments in their infrastructure. Because many of our competitors have longer operating histories than we do, many of them also have greater brand or name recognition, larger client bases and longer client relationships on which they can rely for generating business.

Acquired Companies

        The goal in founding AppNet was to build a company that could offer a comprehensive range of e-business professional services. We began by developing a detailed strategic plan that identified the specific professional services that are required to provide clients with end-to-end e-business solutions. These services were strategy consulting, interactive marketing, e-business application development, e-business integration and e-business outsourcing. We then identified a group of companies that excelled in providing services in one or more of these professional services areas. After reviewing and evaluating over 100 companies, we ultimately acquired a set of companies that we believe fit together strategically and culturally and that, when integrated with one another, could design, develop, implement and manage end-to-end e-business solutions.

        Arbor Intelligent Systems, Inc. We acquired substantially all of the assets of Arbor Intelligent Systems on March 12, 1998. Arbor specialized in e-business application development, providing object-oriented development services to our customers. It had approximately 30 consulting professionals as of the date of the acquisition. We paid approximately $3.1 million for Arbor with a combination of cash and shares of our Series A-1 Preferred Stock that have since been converted into our common stock.

        LOGEX International, L.L.C. We acquired substantially all of the assets of LOGEX International on April 30, 1998. LOGEX specialized in e-business integration and outsourcing, providing e-business integration services to our customers. It had approximately nine consulting professionals as of the date of the acquisition. We paid approximately $800,000 for LOGEX with a combination of cash and a convertible promissory note that has since been converted into our common stock, including $200,000 related to a contingent payment based on the achievement of agreed-upon performance criteria for the one-year period ending on April 30, 1999.

        Software Services Corporation. We acquired Software Services Corporation on August 25, 1998. Software Services specialized in e-business applications development, providing applications development, network architecture and design services to our customers. It had approximately 190 consulting professionals as of the date of the acquisition. We paid approximately $22.9 million for Software Services with a combination of cash, shares of our common stock and shares of our Class B Preferred Stock that have since been converted into our common stock.

        New Media Publishing, Inc. We acquired New Media Publishing on October 2, 1998. New Media Publishing specialized in interactive marketing, providing interactive community-building services to our customers. It had approximately 40 consulting professionals as of the date of the acquisition. We paid approximately $19.0 million for New Media Publishing with a combination of cash, shares of our common stock and options to purchase shares of our common stock. The former New Media Publishing stockholders are also entitled to an additional performance-based payment of up to $14.0 million, of which $8.4 million is payable in cash and $5.6 million or 654,971 shares of common stock is payable in stock based on $8.55 per share, the agreed to price for our common stock at the time of the acquisition. In January 2000, $5.1 million in cash was paid, a note payable of approximately $800,000, which accrues interest at 9% and is due January 2001 was issued for the remaining cash portion payable to a former shareholder, 334,762 shares of our common stock were issued to the former shareholders and options to purchase 88,523 shares of our common stock at $11.70 per share were issued to certain employees. The remaining portion, payable in cash ($3.3 million) and stock, will be paid in January 2001 if certain employees of the acquired business remain employed by AppNet through September 2000.

        Century Computing, Incorporated. We acquired Century Computing on October 12, 1998. Century specialized in e-business integration and e-business outsourcing, providing systems integration and processing services to our customers. It had approximately 81 consulting professionals as of the date of the acquisition. We paid approximately $29.0 million for Century with a combination of cash, a convertible promissory note that has since been converted into shares of our common stock and options to purchase shares of our common stock.

        Research & Planning, Inc. We acquired Research & Planning on October 20, 1998. Research & Planning specialized in e-business integration and e-business outsourcing, providing enterprise resource planning and integration and data warehousing services to our customers. It had approximately 40 consulting professionals as of the date of the acquisition. We paid approximately $20.5 million for Research & Planning with a combination of cash, promissory notes that were repaid in January 2000 and shares of our common stock.

        The Kodiak Group, Inc. We acquired The Kodiak Group on December 14, 1998. Kodiak specialized in e-business integration and e-business outsourcing, providing EDI integration and processing services to our customers. It had approximately 35 consulting professionals as of the date of the acquisition. We paid approximately $15.6 million for Kodiak with a combination of cash, convertible promissory notes that have since been converted into shares of our common stock and shares of our common stock. In addition, the former Kodiak stockholders are entitled to a potential contingent payment payable in cash of up to $4.0 million in the event that, during the three-year period ending on December 14, 2001, Kodiak sells or licenses technology it developed.

        i33 communications corp. We acquired i33 communications corp. on January 8, 1999. i33 communications specialized in interactive marketing, providing media buying and planning services to our customers. It had approximately 40 consulting professionals as of the date of the acquisition. We paid approximately $21.6 million for i33 communications with a combination of cash and promissory notes that are due in 2002.

        Sigma6, Inc. We acquired Sigma6, Inc. on March 4, 1999. Sigma6 specialized in interactive marketing, providing brand identity services to our customers. Sigma6 had approximately 25 consulting professionals as of the date of the acquisition. We paid approximately $2.5 million for Sigma6 with a combination of cash and shares of our common stock. The former Sigma6 stockholders are also entitled to a potential contingent payment payable in cash and in shares of our common stock of up to $2.8 million based on the achievement of agreed-upon performance criteria during the 12-month period ending on December 31, 1999. Based on Sigma6's results for the period of measurement, 100% of the performance criteria were met. The contingent payment, $1.4 million in cash and $1.4 million in our common stock will be made in April 2000. The number of shares to be issued will be based on the closing price of our common stock on the day before payment is made. Further, certain employees of the acquired business must remain employed by AppNet through March 2000 in order to receive their contingent payment.

        Salzinger & Company, Inc. We acquired substantially all of the assets of Salzinger & Company on March 15, 1999. Salzinger & Company specialized in strategy consulting, providing business-level strategy consulting services to our customers. It had approximately eight consulting professionals as of the date of the acquisition. We paid approximately $8.5 million for Salzinger & Company with a combination of cash and shares of our common stock. Salzinger & Company is also entitled to a potential contingent payment, payable in cash or, at the seller's option, in cash and in shares of our common stock, of up to $5.0 million based on the achievement of agreed-upon performance criteria during the period beginning on April 1, 1999 and ending on September 30, 2000.

        Internet Outfitters, Inc. We acquired Internet Outfitters on March 26, 1999. Internet Outfitters specialized in interactive marketing, providing localization and creative Web-development services to our customers. It had approximately 25 consulting professionals as of the date of the acquisition. We paid approximately $9.5 million for Internet Outfitters with a combination of cash, shares of our common stock and options to purchase shares of our common stock. The former Internet Outfitters stockholders were also entitled to receive a potential contingent payment based on the achievement of agreed-upon performance criteria for the year ending on December 31, 1999. Based on Internet Outfitters' results for the period of performance, no contingent payment will be made.

        In connection with our acquisition of Internet Outfitters, approximately $1.45 million of the purchase price, based upon the fair value of $17.10 per share at the date of acquisition, in the form of shares of our common stock was pledged to us and escrowed to be available to satisfy any potential liability in connection with a license dispute. We also held back $750,000 of the cash purchase price to be used to satisfy indemnification claims, including any potential liability arising from such license dispute. Subsequent to December 31, 1999, the license dispute was settled with no financial consequences to AppNet. The shares of our common stock pledged and escrowed and the cash purchase price held back in connection with the license dispute are no longer escrowed and will be released in March 2000.

        TransForm IT, Incorporated. We acquired substantially all of the assets of TransForm IT on March 29, 1999. TransForm IT specialized in strategy consulting, providing process-level strategy consulting services to our customers. It had approximately 10 consulting professionals as of the date of the acquisition. We paid approximately $5.1 million for TransForm IT with a combination of cash and shares of our common stock. TransForm IT is also entitled to receive potential contingent payments payable in cash of up to $3.5 million based on the achievement of agreed-upon performance criteria during the 12-month period ending on March 31, 2000. In addition, the employees of Transform Acquisition Corp., a subsidiary formed by AppNet to acquire TransForm IT, are entitled to receive potential contingent payments payable in options to purchase shares of our common stock based on the achievement of various revenue levels during the 12-month period ending on March 31, 2000.

Employees

        As of December 31, 1999, we had approximately 1,043 employees. Our continuing success will depend in large part on our ability to attract, motivate and retain employees who are qualified to offer the services we provide.
Competition for qualified employees is intense. We believe we have been successful in attracting and retaining qualified employees. Our strategy for attracting, motivating and retaining our employees is to encourage a corporate culture that is results-driven and rewards creativity, communication and cooperation, pay competitive salaries and cash bonuses, grant stock options and reimburse tuition expenses.

        We believe our relationship with our employees is satisfactory. None of our employees are represented by a union. Generally, our employees are retained on an at-will basis and many of our key employees are subject to employment agreements. All of our senior managers, as well as most of our key employees, are required to sign confidentiality agreements and non-competition agreements that prohibit them from competing with us during their employment and for various periods thereafter.

                                  RISK FACTORS

        The following important factors, among other, could cause our actual operating and financial results to differ materially from those contained in this report and our other oral and written communications. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those that we do not know about now or that we currently deem immaterial, may also adversely affect our business.

Our future success depends on our ability to manage our growth.

        Our growth has placed, and will continue to place, significant demands on our management and operational and financial resources. Our number of employees has increased from eight as of March 15, 1998 to approximately 1,043 as of December 31, 1999. As we continue to grow, we expect we will hire more employees and expand the scope of our operating and financial systems, which will increase our operating complexity and the level of responsibility exercised by our management personnel. To manage our growth effectively, we must continue to develop and improve our own operational and financial systems, including our internal systems and controls. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition or results of operations.

We must attract and retain professional staff in order to complete our projects and obtain new projects.

        Our failure to attract and retain qualified employees could impair our ability to complete existing projects and bid for or obtain new projects and, as a result, could have a material adverse effect on our business, financial condition or results of operations. Our ability to grow and increase our market share largely depends on our ability to hire, train, retain and manage highly skilled employees, including project managers and technical, creative, consulting and sales and marketing personnel. There is a significant shortage of, and intense competition for, personnel who are qualified to perform the services we provide. This shortage will probably continue for the foreseeable future. In addition, to maintain our position as a premier provider of end-to-end e-business solutions, we must make sure our employees maintain their technical expertise and business skills. We cannot assure you that we will be able to attract a sufficient number of qualified employees or that we will successfully train and manage the employees we hire. In addition, our employees, including key technical personnel, may leave us to join our competitors or start new businesses that may compete with us. We cannot assure you that we will be able to prevent the unauthorized disclosure or use of our proprietary knowledge, practices and procedures if our employees leave us.

We face intense competition.

        The market for e-business professional services is relatively new, intensely competitive, quickly evolving and subject to rapid technological change. We expect competition to continue and intensify in the foreseeable future. Our competitors can be divided into several groups:

        * e-business professional services providers, such as Agency.com, iXL, MarchFirst, Modem Media, Proxicom, Razorfish, Sapient, Scient, US Interactive and Viant;

        * large information technology consulting services providers, such as Andersen Consulting, Cambridge Technology Partners, CSC, EDS and IBM;

        * electronic commerce software and service providers, such as BroadVision, Commerce One, Harbinger, Open Market and Sterling Commerce; and

        * Internet access and service providers, such as Abovenet, Exodus and Frontier/Global.

        Our competitors have begun to offer a range of e-business professional services, rather than specialize in one area, or have announced their intention to do so. These companies may continue to expand their operations so that they offer a full range of e-business professional services and products. Some of our competitors listed above currently provide all of the services that we provide.

        Some of our competitors have longer operating histories and client relationships, greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than we have. Our competitors may be able to respond more quickly to technological developments and changes in clients' needs. We must promote and enhance our reputation and brand in order to attract new clients and differentiate AppNet from our competitors.

The barriers to enter our business are low.

        There are relatively low barriers to entry into our business. We do not own any technologies that preclude or inhibit competitors from entering our markets. Our competitors may independently develop and patent or copyright technologies that are superior or substantially similar to our technologies. The costs to develop and provide e-business professional services are low. Therefore, we expect to continue to face additional competition from new entrants into our markets.

Our revenues are difficult to predict because they are primarily generated on a project-by-project basis and our projects can be terminated.

        If our existing agreements with clients are terminated before we complete our engagements, or if we are unable to enter into new engagements, our business, financial condition or results of operations could be materially adversely affected. Our success will depend on our ability to establish relationships with additional Global 1000 and dot.com companies and other corporate users of e-business professional services. We derive our revenues in large part from fees for services generated on a project-by-project basis. These projects vary in size, scope and duration. A client that accounts for a significant portion of our revenues in a particular period may not account for a similar portion of our revenues in future periods. A client may or may not engage us for further services once a project is completed. As a result, our revenues are not recurring from period to period, which makes them more difficult to predict.

Loss of the services of our senior management could adversely affect our business.

        The loss of our senior managers' services or other key members of management could have a material adverse effect on our business, financial condition or results of operations. Our success depends heavily on the efforts of the members of our senior management team. We cannot assure you that we will be able to prevent the unauthorized disclosure or use of our proprietary knowledge, practices and procedures if our senior managers leave us.

We must respond to rapid technological advances.

        Our success will depend, in part, on our ability to keep pace with:

        *       rapidly changing technology;

        *       evolving industry standards and practices;

        *       frequent service and product introductions and enhancements; and

        *       changing user and client requirements and preferences.

        Any delay or failure on our part in responding quickly, cost-effectively and sufficiently to these developments could render our existing products and services obsolete and have a material adverse effect on our business, financial condition or results of operations. We may have to incur substantial expenditures to modify or adapt our services or infrastructure to respond to the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes. We must stay abreast of cutting-edge technological developments and evolving service offerings to remain competitive, increase the utility of our services and attract and retain qualified employees. We must be able to incorporate new technologies into the e-business solutions we design and develop to address the increasingly complex and varied needs of our customer base.

Our business is dependent on the continued use and growth of the Internet and e-business.

        Our business would be adversely affected if use of the Internet and e-business does not continue to develop, or develops more slowly than expected. Our market is relatively new and rapidly evolving. Our future success depends on the acceptance by current and future clients of e-business professional services as an integral part of their businesses. Demand and market acceptance for these new technological services are subject to a high level of uncertainty.

        In addition, if use of the Internet grows, the Internet infrastructure may not be able to support the demands placed on it. The performance and reliability of the Internet may decline as the number of users and the amount of traffic increases. Internet sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. To cope with growth in the use of the Internet, the Internet will require a reliable network backbone with the necessary speed, data capacity and security and the timely development of complementary products, such as high-speed modems, for providing reliable Internet access and services. If the necessary infrastructure, products, services or facilities are not developed or if use of the Internet as a medium for communication and commerce does not develop, our business, financial condition or results of operations could be materially and adversely affected.

Government regulation and legal uncertainties relating to the Internet could adversely affect our business.

        Increased regulation of the Internet might slow the growth in use of the Internet, which could decrease demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, financial condition or results of operations. Congress has recently passed legislation regulating certain aspects of the Internet, including on-line content, children's protection, copyright infringement, user privacy, taxation, access charges, liability for third-party activities, transmission of sexually explicit material and jurisdiction. In addition, federal, state and local governmental organizations as well as foreign governments are considering other legislative and regulatory proposals that would regulate the Internet. Areas of potential regulation include libel, pricing, quality of products and services and intellectual property ownership. We do not know how courts will interpret laws governing the Internet or the extent to which they will apply existing laws regulating issues such as property ownership, libel and personal privacy to the Internet. Therefore, we are not certain how new laws governing the Internet or other existing laws will affect our business.

Our international operations and expansion involve financial and operations risks.

        We intend to expand our business into international markets. Revenues from our existing international operations were insignificant in 1999. We may incur significant costs in connection with our international expansion. There are also risks inherent in doing business in foreign countries, such as:

        *       changes in legal and regulatory requirements;

        *       export  and  import   restrictions,   tariffs  and  other  trade
                barriers;

        * currency fluctuations and the on-going conversion to the euro in several member states of the European Union;

        * difficulties in staffing and managing foreign offices as a result of, among other things, distance, language and cultural differences;

        * longer payment cycles and problems in collecting accounts receivable;

        *       political and economic instability;

        *       seasonal reductions in business activity; and

        *       potentially adverse tax consequences.

        Any of  these  factors  could  have a  material  adverse  effect  on our
international  and  domestic  business,   financial   condition  or  results  of
operations.

Our e-business outsourcing centers could be vulnerable to security and technical risks and may require additional investment.

        We provide e-business outsourcing services to our customers. We perform e-business functions that would otherwise be handled by the customer's internal staff using the customer's resources.
        Our e-business outsourcing services rely on encryption and authentication technology licenses from third parties to provide the security and authentication needed to safely transmit confidential information. Although we have designed and implemented a variety of network security measures, unauthorized access, computer viruses, accidental or intentional acts and other disruptions may occur. Our e-business outsourcing centers may experience delays or service interruptions as a result of the accidental or intentional acts of Internet users, current and former employees or others. Such acts could potentially jeopardize the security of confidential information, such as credit card and bank account numbers, stored in our and our clients' computer systems. Such a breach in security could result in liability to us and in the loss of existing clients or the deterrence of potential clients.

        Although we plan to continue using industry-standard security measures, such measures have been circumvented in the past, and ours may be circumvented in the future. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive, and efforts to address such problems could result in delays or interruption of service to our clients. These could in turn have a material adverse effect on our business, financial condition or results of operations.

        In the event our hardware malfunctions and our back-up systems fail, we may not be able to maintain our standard of service to our customers. In addition, each of our e-business outsourcing centers has been configured to provide services that facilitate business-to-consumer services or business-to-business services, but not both. If we were unable to provide e-business outsourcing services at one of our e-business outsourcing centers, it would materially adversely impact our ability to continue to provide the type of e-business outsourcing services processed through that center. We may be required to make additional investments in our e-business outsourcing centers in order to increase capacity and respond to technological developments.

Our contracts contain pricing risks.

        Generally, we charge our clients for the time, materials and expenses incurred. However, we intend to increase the percentage of our work that is billed at a fixed price. Although we have experience pricing and managing fixed-price contracts, if we underestimate the resources and time required to complete our projects, we could be subject to cost overruns leading to losses on our engagements.

We have potential liability to clients who are dissatisfied with our services.

        We design, develop, implement and manage end-to-end e-business solutions that are crucial to the operation of our clients' businesses. Defects in the solutions we develop could result in delayed or lost revenues, adverse customer reaction and negative publicity about us or our services or require expensive corrections, any of which could have a material adverse effect on our business, financial condition or results of operations. Clients who are not satisfied with our services could bring claims against us for substantial damages. Any claims asserted against us could exceed the level of our insurance. We cannot assure you that the insurance we carry will continue to be available on economically reasonable terms, or at all. The successful assertion of one or more large claims against us that are uninsured, exceed our insurance coverage or result in changes to our insurance policies, including premium increases, could have a material adverse effect on our business, financial condition or results of operations.

Our failure to protect our intellectual property rights or maintain our rights to use licensed intellectual property could adversely affect our business.

        We believe our success depends, in part, on protecting our proprietary intellectual property. We have not received patent or copyright protection for most of our intellectual property. We cannot assure you that we will be able to prevent infringement or detect misappropriation of our intellectual property. A failure to protect our intellectual property in a meaningful manner could have a material adverse effect on our business, financial condition or results of operations.

        We rely on technologies licensed from third parties. We cannot assure you that these licenses will continue to be available to us on commercially reasonable terms. The loss of these technologies could require us to obtain substitute technologies of lower quality or performance standards or at greater cost, which could have a material adverse effect on our business, financial condition or results of operations.

        Third parties may assert or prosecute infringement claims against us in connection with the services and products we offer, and we may or may not be able to successfully defend any such claims. We generally indemnify our clients against any third-party intellectual property claims. Any significant claim against us or for which we have indemnified others could have a material adverse effect on our business, financial condition or results of operations.

        In connection with our e-business professional services, we develop intellectual property for our clients. We frequently assign ownership of such intellectual property to the client and retain only a license for limited uses. Issues relating to ownership of and rights to use intellectual property can be complicated. We may become involved in disputes that affect our ability to resell or reuse this intellectual property. In addition, many of our projects involve the use of material that is confidential or proprietary client information. The successful assertion of one or more large claims against us by our clients or other third parties could adversely affect us.

We are dependent on additional capital for future growth.

        Our ability to remain competitive and expand our operations through internal growth and acquisitions largely depends on our access to capital. Historically, we have financed capital expenditures and acquisitions primarily by incurring debt and issuing equity securities. We may incur additional debt and issue equity securities in the future to finance our growth strategy or capital expenditures. We cannot assure you that additional financing will be available to us on satisfactory terms, or at all. Additional indebtedness would make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Additional issuances of our common stock may significantly dilute the equity interests of our existing stockholders. Our failure to obtain any required additional financing, on satisfactory terms, or at all, could have a material adverse effect on our business, financial condition or results of operations.

Item 2. PROPERTIES

        Our headquarters are located in Bethesda, MD and consist of approximately 13,400 square feet of leased space, under a lease expiring in May 2005. We also lease office space in Santa Monica, CA, San Francisco, CA, Golden, CO, Stamford, CT, Atlanta, GA, Chicago, IL, Cambridge, MA, Pittsfield, MA, Laurel, MD, Ann Arbor, MI, Detroit, MI, two locations in New York, NY, Charlottesville, VA, two locations in Falls Church, VA, Vienna, VA, Winchester, VA and Amsterdam, The Netherlands. We do not own any real estate. We do not consider any specific leased location to be material to our operations and we believe that equally suitable alternative locations are available in all areas where we currently do business.

Item 3. LEGAL PROCEEDINGS

        We are subject to lawsuits, investigations and claims arising out of the ordinary course of our business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. In the opinion of management, based on all known facts, all matters are without merit, and except as related to the claims mentioned below, are of such kind, or involve such amounts, as would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably.

        On November 11, 1999, Robert Harvey filed suit against AppNet, Inc. and Ken Bajaj (our Chief Executive Officer) in state court in Michigan. The case has been removed to the United States District Court for the Eastern District of Michigan. The plaintiff alleges a breach of contract and fraud in connection with his employment agreement with AppNet, and improper interference with his efforts to sell shares of our common stock. Mr. Harvey is seeking monetary damages in connection with these claims. On March 21, 2000, the court dismissed some of Mr. Harvey's claims, and tentatively dismissed the fraud claims while allowing Mr. Harvey to replead. The court indicated that Mr. Harvey will be permitted to pursue his claim for interference with his effort to sell shares of our common stock. We intend to contest the claims vigorously. At this time, we are not able to reasonably estimate the amount of loss, if any, that will be incurred as a consequence of this lawsuit.

        On February 4, 2000, Counsel Corporation (US) and JewelryOnly.com, LLC filed suit against AppNet Inc., one of its subsidiaries, Drew Rayman (a former employee) and David Levin (a current employee) in the Supreme Court of the State of New York, County of New York. The plaintiffs in the suit allege breach of contract and misrepresentation related to services performed by AppNet. They are seeking direct damages, plus punitive damages, costs and fees. We intend to vigorously contest these claims and have filed counterclaims against the defendants alleging monies due for services performed. We are not able to reasonably estimate the amount of loss, if any, that will be incurred as a consequence of this lawsuit.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a stockholder vote in the fourth quarter of 1999.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market under the symbol "APNT." We have set forth in the following table the high and low bid prices of our common stock from June 18, 1999, the date of our initial public offering, through December 31, 1999, as reported by the Nasdaq National Market.

                                                             High        Low
Fiscal 1999
  Second Quarter ended June 30 (beginning June 18, 1999)   $13.75      $ 8.63
  Third Quarter ended September 30                          40.00       10.00
  Fourth Quarter ended December 31, 1999                    67.25       25.75

        These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On December 31, 1999, the last reported sale price of our common stock was $43.75, and as of March 24, 2000 we believe there were approximately 18,000 beneficial owners of our common stock.

        We have never declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. The terms of our credit facility restrict our ability to pay dividends on our common stock. We intend to retain any earnings to finance the expansion and development of our business. Subject to the restriction on dividends in our credit facility, any future determination to pay dividends will be made at the discretion of our Board of Directors and will be based upon our earnings, financial condition and capital requirements and any other conditions our Board of Directors deems relevant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and capital resources" for a discussion of our credit facility and how it restricts our ability to pay dividends on our common stock.

        On June 23, 1999, we issued 4,936,808 shares of our common stock in exchange for 45,430 shares of our Class A Preferred Stock and 11,576 shares of our Class B Preferred Stock at an exchange rate of $12.00 per share. These securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act.

        On June 23, 1999, we issued 75,129 shares of our common stock upon the conversion of promissory notes of approximately $0.7 million plus accrued interest at a conversion price of $9.60 per share. These securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act.

        On July 16, 1999, we issued 14,620 shares of our common stock upon the exercise of warrants to purchase our common stock at an exercise price of $0.3007 per share. These securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act.

        On August 16, 1999, we issued 62,214 shares of our common stock upon the conversion of promissory notes of approximately $0.5 million plus accrued interest at a conversion price of $8.55 per share. These securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act.

        On October 12, 1999, we issued 60,082 shares of our common stock upon the conversion of promissory notes of approximately $0.5 million plus accrued interest at a conversion price of $8.55 per share. These securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act.

        On December 15, 1999, we issued 810,132 shares of our common stock upon the conversion of promissory notes of approximately $8.8 million plus accrued interest at a conversion price of $11.40 per share. These securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act.

        We used the net proceeds from our June 1999 initial public offering to repay outstanding borrowings under various credit facilities and other outstanding debt in an amount aggregating $62.4 million and for general corporate purposes, including working capital expenditures, in an amount aggregating $1.7 million. Except for a repayment of approximately $3,300 to Smart Technology, L.L.C., an affiliate of our Chief Executive Officer, none of the net proceeds were used to make direct or indirect payments to our directors or officers, their associates or to others, or to persons owning ten percent or more of any class of equity securities of AppNet, or to our affiliates.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                   Year ended December 31,
                                                    1999             1998
                                             --------------- ------------------
                                                      (In thousands)

   Statement of Operations Data:
      Revenues                                     $109,707          $  17,674
      Cost of revenues                               61.604             11,699
                                             --------------- ------------------
      Gross profit                                   48,103              5,975
      Total operating expenses                      120,390             18,779
                                             --------------- ------------------
      Loss from operations                         (72,287)           (12,804)
      Interest and other expense, net               (4,287)            (1,775)
      Income tax provision (benefit)                    827              (200)
      Dividends on and accretion of
      preferred stock                                 2,139                873
                                             =============== ==================
      Net loss attributable to common
      stockholders                                $(79,540)          $(15,252)
                                             =============== ==================


                                                     As of December 31,
                                                   1999             1998
                                              --------------- ------------------
                                                            (In thousands)

      Balance Sheet Data
         Cash and cash equivalents                $ 66,549           $  2,447
         Total assets                              207,826            118,370
         Total debt                                  4,579             43,792
         Stockholders' equity                      164,842             23,608

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis compares the year ended December 31, 1999 to the corresponding period ended December 31, 1998 for AppNet, Inc. (formerly AppNet Systems, Inc.) and its subsidiaries ("AppNet," the "Company," "we," "us" or "our") and should be read in conjunction with the Company's consolidated financial statements and notes thereto and the other information regarding AppNet appearing elsewhere in this Report. You are also encouraged to review the information contained in the Cautionary Notice Regarding Forward-Looking Statements on the Table of Contents page of this report.

Overview

        AppNet provides end-to-end e-business professional services and solutions to Global 1000 and dot.com companies. We develop end-to-end e-business solutions that improve communication and commerce between businesses and their trading partners as well as among businesses and consumers. Through internal growth and strategic acquisitions, we have built a company with the ability to design, develop, implement and manage end-to-end e-business solutions.

        From the Company's inception in November 1997 through March 1998, AppNet's operating activities primarily consisted of developing a preliminary business plan, recruiting personnel, engaging in discussions with prospective lenders and strategic investors, identifying potential acquisition targets and developing preliminary technical and marketing materials. Our strategic plan identified the specific professional services that are required to provide clients with end-to-end e-business solutions. We then identified a group of companies that focused on providing services in one or more of these professional services areas. After reviewing and evaluating over 100 companies, we ultimately acquired a set of companies that we believe fit together strategically and culturally and which, when integrated with one another, could design, develop, implement and manage end-to-end e-business solutions. In March 1998, we completed our first acquisition. Since that time, AppNet has completed 11 additional acquisitions.

        On June 15, 1999, AppNet declared a 2.85-for-one reverse stock split. All share and per-share amounts, including stock option information, have been restated to reflect this reverse stock split.

        On June 23, 1999, we completed an initial public offering of securities and issued 6,000,000 shares of common stock at a price to the public of $12.00 per share, which generated proceeds, net of issuance costs, of approximately $64.1 million. The proceeds of the offering were used to repay outstanding borrowings under various credit facilities and other outstanding debt, as well as for general corporate purposes, including working capital expenditures.

        On November 17, 1999, we completed a follow-on offering of 4,590,500 shares of common stock, of which existing shareholders sold 3,090,500 shares which include 290,500 shares purchased by the underwriters through an over-allotment, and we sold 1,500,000 shares of common stock at a price to the public of $50.00 per share. The follow-on offering generated proceeds for the Company, net of issuance costs, of approximately $70.5 million. The proceeds of the offering were used to repay outstanding borrowings under our credit facility, as well as for general corporate purposes, including working capital expenditures.

        AppNet's revenues are comprised primarily of fees generated for professional services billed. We also generate fees from e-business outsourcing services, although these fees currently represent a small portion of our revenues. One of our strategic initiatives is to increase the percentage of our revenues generated by fees from e-business outsourcing services. During the development of our e-business outsourcing business, we may incur losses and operating margins may be reduced as we build our operations and infrastructure to support this line of business.

        In general, we bill our professional services on a time and materials basis; however, a portion of our services is billed on a fixed-price basis. AppNet recognizes revenue from time and materials projects based on fixed hourly rates for direct labor hours expended and revenues from fixed-price projects based on the percentage-of-completion method of accounting, with costs and estimated profits recorded as work is performed. Provisions for estimated losses on uncompleted contracts are made in the period in which the losses are determined. Changes in contract scope and estimated profitability, including final contract settlements, may result in adjustments to costs and revenues and are recognized in the period in which the adjustments are determined.

        AppNet's cost of revenues includes all direct labor and other direct costs related to contract performance. Cost of revenues consists primarily of salaries and related employee benefits of billable employees.

        Selling and marketing expenses are comprised of the salaries and related employee benefits of sales and marketing employees and the costs of sales, marketing and advertising activities. We compensate our sales employees with a combination of base salaries and commissions. We anticipate that selling and marketing expenses may increase as a percentage of our revenues in future periods as we continue to build our corporate sales team, expand our marketing strategy and promote our brand identity.

        AppNet's general and administrative costs include salaries and related employee benefits for finance, legal, human resources and administrative personnel. The general and administrative expenses also include facilities costs, recruiting, training and other corporate costs. As a result of anticipated additional hiring costs associated with the integration of the businesses we acquired in 1998 and 1999, our general and administrative expenses will increase in 2000, although they may decline as a percentage of our revenues.

        Stock-based and other acquisition-related compensation includes expenses related to the cash and stock-based contingent payments paid and payable to former owners of four businesses we acquired if agreed-upon operating targets are achieved and these former stockholders remain employed by AppNet. These contingent payments are accounted for as operating expenses in accordance with Emerging Issues Task Force 95-08, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination," instead of as additional purchase consideration at the time of the acquisition because many of the former owners to whom payments are payable must remain employed by AppNet in order for them to receive these payments. The amount of this compensation expense recorded periodically will fluctuate based on the probability of achievement of the operating targets by each of the acquired businesses and the market price of our common stock at the end of each reporting period. This expense is recognized over the period during which these former stockholders must remain employed by us to be eligible to receive the contingent payments. The remaining portion of these contingent payments that is payable to former stockholders who are not our employees or who are not required to remain employed by us during the contingent payment period will be recorded as additional goodwill when such targets are met.

Results of Operations

Year ended December 31, 1999 compared to the year ended December 31, 1998

        Revenues. Revenues for the year ended December 31, 1999 increased $92.0 million to $109.7 million from $17.7 million for the year ended December 31, 1998, primarily due to the inclusion of operations of the companies we acquired during the first quarter of 1999 and the inclusion of a full year of operations of the companies we acquired in the second half of 1998, as well as internal growth.

        Cost of revenues. Cost of revenues for the year ended December 31, 1999 increased $49.9 million to $61.6 million from $11.7 million for the year ended December 31, 1998. The increase in cost of revenues was primarily driven by an increase in billable headcount resulting from the acquisitions that occurred during 1999 and 1998, as well as internally generated headcount. As a percentage of revenues, cost of revenues for the year ended December 31, 1999 decreased to 56% from 66% for the year ended December 31, 1998. Cost of revenues decreased as a percentage of revenues due to an increase in utilization and hourly bill rates in 1999 compared to 1998.

        Operating expenses. Operating expenses for the year ended December 31, 1999 increased $101.6 million to $120.4 million from $18.8 million for the year ended December 31, 1998. The increase in operating expenses for the year ended December 31, 1999 was attributable primarily to increases in selling and marketing, general and administrative, and stock-based and other acquisition-related compensation expenses as well as depreciation and amortization expenses.

        Selling and marketing. Selling and marketing expenses for the year ended December 31, 1999 increased $7.8 million to $8.8 million from $1.0 million for the year ended December 31, 1998. As a percentage of revenues, selling and marketing expenses for the year ended December 31, 1999 increased to 8% from 6% for the year ended December 31, 1998. The increase in selling and marketing expenses is due to the inclusion of operations of the companies we acquired in the first quarter of 1999 and the inclusion of a full year of operations of the companies we acquired in the second half of 1998. Further, we incurred expenses in 1999 related to the development of our corporate sales and marketing staff, the expansion of our marketing strategy and the promotion of our brand identity.

        General and administrative. General and administrative expenses for the year ended December 31, 1999 increased $27.4 million to $33.9 million from $6.5 million for the year ended December 31, 1998. The increase in general and administrative expenses resulted from the build up of corporate infrastructure through 1998 and into 1999 to support the growth of the Company. As a result of anticipated additional hiring costs associated with the continued growth in business, our general and administrative expenses are expected to continue to increase in 2000, although they may decline as a percentage of our revenues. As a percentage of revenue, general and administrative expenses for the year ended December 31, 1999 decreased to 31% from 37% for the year ended December 31, 1998.

        Stock-based and other acquisition-related compensation. Stock-based and other acquisition-related compensation expenses for the year ended December 31, 1999 increased $18.5 million to $19.7 million from $1.2 million for the year ended December 31, 1998. Approximately $16.1 million is attributable to the contingent payments due to former shareholders of businesses acquired that must remain employed by AppNet to receive the contingent payments. In addition, we recognized a compensation charge of $2.5 million during 1999, recorded as stock-based and acquisition-related compensation expense, upon completion of the initial public offering in connection with the termination of our right to repurchase shares of our common stock from one of our officers. The amount of the compensation charge was determined based on the number of common shares that we could have repurchased from the officer and the difference between $0.3007, the repurchase price, and the initial public offering price of $12.00 per share. An additional $0.6 million in 1999 relates to stock-based compensation expense related to shares repurchased from former employees under employment agreements.

        Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 1999 increased $47.9 million to $58.0 million from $10.2 million for the year ended December 31, 1998. The increase is primarily due to the amortization of intangible assets resulting from the acquisitions made during the second half of 1998 and the first quarter of 1999. Our goodwill and related amortization may increase in future periods if AppNet is required to pay additional consideration for its acquisitions based on the attainment of certain operating targets.

        Interest income. Interest income for the year ended December 31, 1999 increased $0.6 million to $0.6 million from $17,000 for the year ended December 31, 1998 due to higher cash balances during 1999 as a result of our public stock offerings in June and November 1999.

        Interest expense. Interest expense for the year ended December 31, 1999 increased $3.2 million to $4.3 million from $1.1 million for the year ended December 31, 1998 due to additional borrowings under our credit facilities and issuance of notes payable to former owners of businesses acquired during the second half of 1998 and the first quarter of 1999. In connection with our initial public offering, we recorded an interest charge of $1.1 million during the year ended December 31, 1999 related to beneficial conversion rights of notes which contained conversion features at a discount from the initial public offering price of the common stock.

        Other  expense,  net.  Other  expense of $0.6 million for the year ended
December 31, 1999 includes the write-off of deferred financing costs in connection with the refinancing of our credit facilities during 1999. During the year ended December 31, 1998, other expense of $0.7 million included the write-off of approximately $0.3 million related to an investment in a joint venture that was deemed to have no value due to the failure of the venture to generate a customer base and to generate sufficient revenues to cover operating expenses, which resulted in the abandonment of operations of the venture. An additional $0.3 million in 1998 relates to the write-off of deferred financing costs in connection with the refinancing of our credit facilities during 1998.

        Income tax provision. The provision for income taxes was $0.8 million for the year ended December 31, 1999 and is related to state income taxes. The income tax benefit of $0.2 million for the year ended December 31, 1998 is related to federal income tax refunds of $0.4 million offset by state income taxes of $0.2 million.

Liquidity and Capital Resources

        At December 31, 1999, we had approximately $66.5 million in cash and cash equivalents. AppNet has financed its operations and acquisitions primarily through the issuance of common stock, borrowings under credit facilities and the issuance of preferred stock. For the year ended December 31, 1999, cash used in operations and in investing activities was $6.3 million and $35.1 million, respectively as compared to $2.6 million and $71.7 million, respectively for the year ended December 31, 1998. The principal use of cash in investing activities during 1999 and 1998 was to finance acquisitions and make purchases of property and equipment. As AppNet continues to grow its business and build the infrastructure to support its growth, AppNet expects to use cash from operations to fund the continued growth of its business and to fund selling and marketing activities.

        Net cash provided by financing activities was $105.5 million and $76.7 million during the years ended December 31, 1999 and 1998, respectively. During 1998, we received proceeds from net borrowings under our credit facilities of $37.5 million. In addition, we received $36.3 million and $3.0 million as consideration for the issuance of our preferred and common stock, respectively, during 1998. During 1999, financing activities included net proceeds from our initial and secondary public offerings of $64.1 million and $70.5 million, respectively, proceeds from issuance of preferred stock, common stock and exercise of stock options of $8.5 million, and additional borrowings under our credit facilities of $75.8 million, offset, in part, by debt repayments of $113.5 million.

        In connection with our initial public offering, we issued 4,936,808 shares of common stock in exchange for 45,430 shares of Class A Preferred Stock and 11,576 shares of Class B Preferred Stock, including accrued dividends, at an exchange rate based on our June 1999 initial public offering price of $12.00 per share. We also issued 123,210 shares of common stock upon conversion of promissory notes with an aggregate principal amount of approximately $1.0 million plus accrued interest at a conversion price of $8.55 per share and issued 75,129 shares of common stock upon conversion of promissory notes with an aggregate principal amount of approximately $0.7 million plus accrued interest at a conversion price at 80% of our June 1999 initial public offering price of $12.00 per share.

        In connection with certain acquisitions, we issued notes to the selling stockholders some of which were convertible into shares of our common stock. Certain promissory notes automatically converted at the time of the initial public offering and certain promissory notes were converted at the option of the promissory note holders, as mentioned above. During 1999, additional promissory notes of approximately $2.0 million plus accrued interest to former owners of an acquired business were converted into 245,511 shares of our common stock at a conversion price of $8.55 per share. During December 1999, other certain notes to former owners of other acquired businesses totaling $8.8 million, convertible at the option of the holders for common stock at $11.40 per share plus accrued interest, were converted into 810,132 shares of our common stock. The balance of the promissory notes issued in connection with certain acquisitions at December 31, 1999 was approximately $4.5 million. None of these notes are convertible into shares of our common stock.

        One of our acquisitions provided for additional contingent payments of up to $14.0 million, of which $8.4 million is payable in cash and $5.6 million is payable in stock based on $8.55 per share, the agreed to price for our common stock at the time of the acquisition. The contingent payments were payable to the former owners of the acquired business if it reached certain revenue and earnings before interest, taxes, depreciation, and amortization targets for the period from October 1, 1998 to September 30, 1999. The amount of this contingent payment varied based on a sliding scale of revenues and earnings before interest, taxes, depreciation and amortization. A portion of the contingent payment will be paid only if the targets are reached and certain former owners remain employed by AppNet. During 1999, AppNet and the acquired business agreed to provide a portion of the contingent payment to certain employees of the acquired business contingent on their employment at time of payment. Based on the results of the acquired business's operating performance during the period of measurement and the resolution of certain employment contingencies, a portion of the contingent consideration payable to the former stockholders was paid in January 2000. Of this portion, $5.1 million in cash was paid to the former shareholders and employees, a note payable of approximately $800,000, which accrues interest at 9% and is due January 2001 was issued for the remaining cash portion payable to a former shareholder, 334,762 shares of our common stock were issued to the former shareholders, and options to purchase 88,523 shares of our common stock at $11.70 per share were issued to certain employees. Approximately $9.6 million of the contingent consideration was reflected as additional purchase consideration and is recorded as goodwill as of December 31, 1999. The goodwill will be amortized over its remaining amortization period of two years. Approximately $10.2 million is recorded in accrued liabilities for the contingent payments as of December 31, 1999. The remaining portion, payable in cash ($3.3 million) and stock, will be paid in January 2001 if certain employees of the acquired business remain employed by AppNet until October 2000. The Company expects to incur approximately $5.0 million in additional stock-based compensation expense during 2000 for the amount that remains to be paid to the former shareholders due to the employment contingencies that exist through September 2000.

        Another one of our acquisitions provided for contingent payments of up to $2.8 million in the form of cash and Company common stock to be made to the former owners of the acquired business if it reached certain revenue and earnings targets for the period ended December 31, 1999. The amount of the contingent payment varied based on a sliding scale of revenues and earnings, as defined in the acquisition agreement. Based on the acquired business's results for the period of measurement, 100% of the performance criteria were met. The contingent payment, $1.4 million in cash and $1.4 million in Company common stock will be made in April 2000. The number of shares to be issued will be based on the closing price of the Company's common stock on the day before payment is made. Further, certain employees of the acquired business must remain employed by AppNet through March 2000 in order to receive their contingent payment. We expect to record an additional $0.6 million in stock-based and acquisition-related compensation expense related to this contingent payment.

        We may be required to make contingent payments through November 2000 to two other businesses we acquired. These contingent payments are payable in cash and common stock, in one case at the option of the former stockholders. The amount of these payments will depend on the level of achievement of the operating targets and the market price of our common stock. The majority of the former stockholders must remain employed by us in order to remain eligible to receive these payments. The maximum aggregate amount of the cash portion of these payments, assuming the operating targets are fully met, is approximately $7.3 million, of which $3.7 million is deemed likely.

        In June 1999, we terminated one of our credit facilities that provided for a revolving line of credit up to $40.0 million, which was guaranteed by an affiliate, and decreased the available borrowings from $26.0 million to $20.0 million on our other unguaranteed revolving credit facility. The amended unguaranteed revolving credit facility expires on August 24, 2001, and bears interest, at our option, at LIBOR or the lenders' prime rate, plus an applicable margin based on our operating performance. The remaining credit facility is secured by all of our assets and contains various restrictive covenants that, among other things, require us to maintain specified financial ratios and restrict us from paying dividends to our common stockholders. At December 31, 1999, $20.0 million was available for borrowing under our remaining credit facility, based on the availability calculations provided for in the credit facility.

        AppNet's capital expenditures for 1999 and 1998 were approximately $7.4 million and $1.2 million, respectively. Historically, capital expenditures have been used to make leasehold improvements to AppNet's leased office space and to purchase computer hardware and software and furniture and fixtures. AppNet does not have any material commitments for capital expenditures for the foreseeable future. However, AppNet does plan to make capital expenditures, which may include office space, computer equipment, software and furniture and fixtures.

        Based upon current expectations, we believe our available cash balances, amounts which may be borrowed under our credit facility and cash flow from operations will be adequate for us to meet our capital requirements, to finance the cash portion of our contingent payments and pursue our business strategy for the next 18 months. To the extent AppNet is unable to fund its operations from our available cash balances, cash flows and existing credit facility during or following the next 18 months, it may need to obtain financing from external sources either by issuing additional equity or incurring additional indebtedness, although additional financing may not be available.

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and management believes this standard will not have a significant impact on its results of operations, financial position or cash flows.

Year 2000

        Prior to December 31, 1999, we completed an assessment of our Year 2000 readiness and ensured our systems were Year 2000 compliant. To date, we have not experienced any material adverse affects to our computer systems from Year 2000 problems and to our knowledge, no third parties, including suppliers and clients, that we conduct business with have been adversely affected by Year 2000 problems.

        Some experts believe potential Year 2000 issues may occur on October 10, 2000 (first ten-digit date) and December 31, 2000 (366th day of the year). Our systems have been tested and we believe they will not be affected by either of these dates. However, if these or other Year 2000 related issues degrade or interrupt our computer systems, those of our clients or the Internet generally, it could have a materially adverse effect on business, financial condition, results of operations and prospects for growth.

        Our costs in connection with Year 2000 compliance were approximately $0.6 million, which includes the cost to replace hardware and software, outside consulting services and internal labor costs. We do not anticipate any additional costs related to Year 2000 compliance to be significant. However, we may incur significant costs if unanticipated Year 2000 compliance problems arise. These unanticipated costs, or our failure to correct any unanticipated Year 2000 problems in a timely manner, could have a materially adverse effect on our business, financial condition, results of operations and prospects for growth.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        AppNet is exposed to market risk related to changes in interest rates on its long-term credit facility. AppNet is able to manage its interest rate risk to some degree through management's option to select the factor used to determine its interest rate. AppNet's credit facility is a variable rate credit facility. The credit facility bears interest, at our option, at LIBOR or the lenders' prime rate plus an applicable margin based on our operating performance. The balance outstanding as of December 31, 1998 was $37.5 million, of which $19.7 million bore interest at a rate of 8.25% and $17.7 million bore interest at a rate of 7.75%. There were no amounts outstanding under the existing credit facility at December 31, 1999.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item are set forth on pages F-1 to F-26 of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        No changes in or disagreements with our accountants have occurred.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the registrant

        The information required by this item is incorporated by reference from the information included under the captions, "Election of Directors" and "Section 16(a) Beneficial Ownership Compliance," set forth in our definitive proxy statement for our 2000 annual meeting of stockholders.

(b) Executive officers of the registrant

        Information regarding our executive officers as of March 27, 2000 is set forth below. Each officer's term of office will expire at the first Board of Directors meeting held after our next annual meeting of stockholders. There is no arrangement or understanding between any of the executive officers or any other person pursuant to which such executive officer was selected for the office held. No family relationship of any kind exists between the officers.

   Name                   Age    Position
   Ken S. Bajaj           58     Chairman of the Board, President and
                                  Chief Executive Officer
   Jack Pearlstein        36     Senior Vice President, Chief Financial Officer
                                  and Treasurer
   John Cross             57     Executive Vice President
   Sherry Rhodes          44     Vice President, General Counsel and Secretary

        Ken S. Bajaj. Mr. Bajaj has been Chairman of our Board of Directors, President and Chief Executive Officer since November 1997. Mr. Bajaj was Vice Chairman of Wang Laboratories, Inc. from March 1997 until November 1997. He joined Wang Laboratories, Inc. when that company acquired I-NET, Inc. in 1996; at that time he was President of I-NET, Inc., a position he held from 1988 until 1996. Before joining I-NET, Inc., Mr. Bajaj had been a Vice President at Electronic Data Systems, Inc. since 1978. Mr. Bajaj has an M.S. in electrical engineering from the University of Toronto and a Ph.D. in systems science from Michigan State University.

        Jack Pearlstein. Mr. Pearlstein has been our Senior Vice President since July 1998 and our Chief Financial Officer and Treasurer since May 1999. Prior to that time, Mr. Pearlstein was a Managing Director and principal of Foxhall Capital, LLC from November 1996 until July 1998. Prior to that time, he was Director - Mergers and Acquisitions at Digicon Corporation from November 1995 to November 1996. From September 1994 until November 1995, he was a senior associate at Merge Global, Inc. From June 1993 until August 1994, he was a financial analyst at Legg Mason. Mr. Pearlstein has a B.S. in Accounting from New York University and an M.B.A. in Finance from the George Washington University.

        John Cross. Mr. Cross has been on our Board of Directors since June 1998 and our Executive Vice President since March 1999. Mr. Cross was the Group Vice President of Information Technology for BP Amoco Corporation from 1998 until 1999. Mr. Cross was the Chief Information Officer for the British Petroleum
Group from 1993 until 1998. Prior to 1993, he was General Manager for information technology in the Exploration and Production Company of British Petroleum. Mr. Cross has a B.S. in economics and business management from the University of Natal, South Africa.

        Sherry Rhodes. Ms. Rhodes became our Vice President, General Counsel and Secretary in March 2000. Ms. Rhodes was the Vice President, General Counsel and Secretary of BioReliance Corporation from December 1997 to March 2000. Ms. Rhodes was the Vice President and General Counsel of I-NET, Inc., which was acquired by Wang Laboratories, Inc. in 1996, from 1994 to 1997. Before joining I-NET in 1994, Ms. Rhodes was a partner in the law firm of Reed Smith Shaw and McClay. Ms. Rhodes holds a J.D. from the University of Maryland School of Law and is admitted to the Bar in Maryland and the District of Columbia.

Item 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the information included under the caption, "Executive Compensation," set forth in our definitive proxy statement for our 2000 annual meeting of stockholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security ownership of certain beneficial owners

        The information required by this item is incorporated by reference from the information included under the caption, "Stock Ownership of Management and Others," set forth in our definitive proxy statement for our 2000 annual meeting of stockholders.

(b) Security ownership of management

        The information required by this item is incorporated by reference from the information included under the caption, "Stock Ownership of Management and Others," set forth in our definitive proxy statement for our 2000 annual meeting of stockholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the information included under the caption, "Certain Relationships and Transactions," set forth in our definitive proxy statement for our 2000 annual meeting of stockholders.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) List of financial statements:

        The following is a list of the consolidated financial statements of AppNet, Inc. together with the report of independent public accountants, included in this report:

                                                                            Page
 Report of Independent Public Accountants                                   F-1
 Consolidated balance sheets, December 31, 1999 and 1998                    F-2
 Consolidated statements of operations for the years ended December 31,
      1999 and 1998                                                         F-3
 Consolidated statements of stockholders' equity for the years ended
      December 31, 1999 and 1998                                            F-4
 Consolidated statements of cash flows for the years ended December 31,
      1999 and 1998                                                         F-5
 Notes to consolidated financial statements                                 F-6

(a)(2) List of financial schedules:

The following is a list of data submitted herewith:

                                                                           Page
 Report of Independent Public Accountants                                  F-25
 Schedule II (Valuation and Qualifying Accounts) for the years ended
      December 31, 1998 and 1999                                           F-26

(b) (3) Exhibits:

  Exhibit    Description

      3.1 Restated Certificate of Incorporation of AppNet, Inc. (Incorporated by reference to Exhibit 3.1 to AppNet's Registration Statement on Form S-1, File No. 333-89877, filed October 28, 1999)

      3.2 Form of Amended and Restated Bylaws of AppNet, Inc. (Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 25, 1999)

      4.1 Form of certificate of common stock of AppNet Systems, Inc. (Incorporated by reference to Amendment No. 2 to Exhibit 4.1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 25, 1999)

      4.2 Registration Agreement, dated as of June 29, 1998, by and among AppNet Systems, Inc., GTCR Golder Rauner, L.L.C., Fairfax Management Company II, L.L.C., Smart Technology, L.L.C. and certain stockholders of AppNet, Inc. (Incorporated by reference to Exhibit
            4.2 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed March 29, 1999)

      10.1 Purchase Agreement, dated as of June 29, 1998, as amended, by and among AppNet, Inc., Smart Technology, L.L.C. and GTCR Golder Rauner, L.L.C. (Incorporated by reference to Exhibit 10.1 to Amendment No. 5 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed June 15, 1999)

      10.2 Agreement of Purchase and Sale of Assets, dated March 12, 1998, by and between AppNet, Inc., Arbor Intelligent Systems, Inc., AppNet of Michigan, Inc. and Ronald Suarez, Robert Simms and Robert Royce for purchase and sale of substantially all of the assets of Arbor Intelligent Systems, Inc. (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

      10.3 Merger Agreement, dated June 31, 1998, by and among AppNet, Inc., SSC Acquisition Sub #1, Inc., Software Services Corporation and its stockholders for the purchase of all of the issued and outstanding capital stock of Software Services Corporation (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

      10.4 Merger Agreement, dated October 2, 1998, by and among AppNet, Inc., NMP Acquisition Sub #1, Inc., New Media Publishing, Inc. and its stockholders for the purchase of all of the issued and outstanding capital stock of New Media Publishing, Inc. (Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

      10.5 Agreement and Plan of Merger, dated September 17, 1998, by and among AppNet, Inc., AppNet/Century, Inc., Century Computing, Incorporated and its stockholders for the purchase of all of the issued and outstanding capital stock of Century Computing, Incorporated (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

      10.6 Stock Purchase Agreement, dated October 20, 1998, by and among AppNet, Inc., Research & Planning, Inc., Thomas H. Rauh and William Rosenfeld for the purchase of all of the issued and outstanding capital stock of Research & Planning, Inc. (Incorporated by reference to Exhibit 10.6 to amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

      10.7 Stock Purchase Agreement, dated as of November 25, 1998, by and among AppNet, Inc., The Kodiak Group, Inc. and its stockholders for the purchase of all of the issued and outstanding capital stock of The Kodiak Group, Inc. (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

      10.8 Stock Purchase Agreement, dated December 23, 1998, by and among AppNet, Inc., i33 communications corp., Drew Rayman and Enno Vandermeer for the purchase of all of the issued and outstanding capital stock of i33 communications corp. (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

      10.9 Merger Agreement, dated as of February 25, 1999, as amended, by and among AppNet, Inc., AppNet Sigma6, Inc., Sigma6, Inc. and the stockholders of Sigma6, Inc., for the purchase of all the issued and outstanding capital stock of Sigma6, Inc. (Incorporated by reference to Exhibit 10.9 to Amendment No. 3 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 28, 1999)

      10.10 Asset Purchase Agreement, dated as of March 1, 1999, by and among AppNet, Inc., Salzinger Acquisition Corp., ,Salzinger & Company, Inc. and Steven Salzinger for the purchase of substantially all of the assets of Salzinger & Company, Inc. (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

      10.11 Stock Purchase Agreement, dated as of March 22, 1999, by and among AppNet, Inc., Internet Outfitters, Inc. and its stockholders for the purchase of all of the issued and outstanding capital stock of Internet Outfitters, Inc. (Incorporated by reference to Exhibit
            10.11 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

      10.12 Asset Purchase Agreement, dated as of March 29, 1999, by and among AppNet, Inc., Transform Acquisition Corp., TransForm IT, Incorporated and John C. King, Thomas E. Hunt and Roy A. Chandler for the purchase of substantially all of the assets of TransForm IT, Incorporated (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

      10.13 Recapitalization Agreement, dated as of June 16, 1999, by and among AppNet, Inc. and owners of AppNet's preferred stock (Incorporated by reference to Exhibit 10.1 to AppNet's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

      10.14 Revolving Credit Agreement, dated as of January 8, 1999, by and among AppNet, Inc., BankBoston, N.A. and Antares Capital Corporation (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

      10.15 Limited Consent Letter Agreement, dated August 16, 1999, by BankBoston, N.A. and Antares Capital Corporation, and AppNet, Inc. and certain of its subsidiaries, relating to the Revolving Credit Agreement, dated as of January 8, 1999 (Incorporated by reference to Exhibit 10.3 to AppNet's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

      10.16 First Amendment to Revolving Credit Agreement, dated as of March 10, 1999, by and among AppNet, Inc., BankBoston, N.A. and Antares Capital Corporation (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

      10.17 Second Amendment to Revolving Credit Agreement, dated as of May 24, 1999, by and among AppNet, Inc., Bank Boston, N.A. and Antares Capital Corporation (Incorporated by reference to Exhibit 10.15 to Amendment No. 3 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 28, 1999)

      10.18 Century Computing, Incorporated Incentive Stock Plan, as amended (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

      10.19 AppNet, Inc. 1998 Stock Option and Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 25, 1999)

      10.20 AppNet, Inc. 1999 Stock Incentive Plan (Incorporated by reference to
            Exhibit 10.2 to 10.20 AppNet's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

      10.21 Internet Outfitters, Inc. 1996 Incentive Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.21 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

      10.22 Form of Senior Management Agreement, as amended (Incorporated by reference to Exhibit 10.22 to Amendment No. 3 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 28, 1999)

      10.23 Senior Management Agreement, dated as of June 29, 1998, by and between AppNet, Inc. and Ken S. Bajaj (Incorporated by reference to
            Exhibit 10.23 to Amendment No. 2 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 25, 1999)

      10.24 Letter Agreement, dated as of May 28, 1999, by and among AppNet, Inc., BankBoston, N.A. and Antares Capital Corporation (Incorporated by reference to Exhibit 10.24 to Amendment No. 3 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 28, 1999)

      21.1  Subsidiaries of AppNet,  Inc.  (Incorporated by reference to Exhibit
            21.1 to Amendment No. 4 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed June 10, 1999)

      23.1  Consent of Arthur Andersen LLP

      27.1  Financial Data Schedule (EDGAR version only)

      (99) Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this report)

(b) (4) Reports on Form 8-K:

        No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 30, 2000.

                             APPNET, INC.



                             By: /s/ Ken S. Bajaj
                                 Ken S. Bajaj
                             Chairman of the Board of Directors,
                             President and Chief Executive Officer
                             (Principal Executive Officer)


                             By: /s/ Jack Pearlstein
                                 Jack Pearlstein
                             Senior Vice President, Chief Financial Officer
                              and Treasurer (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity indicated as of March 30, 2000.


  /s/ Ken S. Bajaj
Ken S. Bajaj, Director


  /s/ Philip A. Canfield
Philip A. Canfield, Director


  /s/ John Cross
John Cross, Director


  /s/ Richard N. Perle
Richard N. Perle, Director



Bruce V. Rauner, Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To AppNet, Inc.:

        We have audited the accompanying consolidated balance sheets of AppNet, Inc. (formerly AppNet Systems, Inc.) (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AppNet, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                           ARTHUR ANDERSEN LLP

Vienna, Virginia
February 9, 2000

                                  APPNET, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                          1999           1998
                                                       ----------    -----------
ASSETS
Current assets:
   Cash and cash equivalents                           $  66,549      $   2,447
   Accounts receivable, net                               31,661         11,238

   Other current assets                                    1,300          1,118
                                                       ---------      ---------
        Total current assets                              99,510         14,803
Property and equipment, net                                8,958          3,012
Intangible assets, net                                    97,247         99,380

Other assets                                               2,111          1,175
                                                       ---------      ---------

Total assets                                           $ 207,826      $ 118,370
                                                       =========      =========

LIABILITIES, REDEEMABLE STOCK
 AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $   4,830      $   2,737
   Accrued liabilities                                    32,311          6,911

   Current portion of convertible notes
     and long-term debt                                    1,063          2,426
                                                       ---------      ---------
        Total current liabilities                         38,204         12,074

Credit facilities                                           --           37,461
Convertible notes, net of current portion                   --            2,706
Other long-term debt, net of current portion               3,516          1,199

Other long-term liabilities                                1,264          3,398
                                                       ---------      ---------

        Total liabilities                                 42,984         56,838
                                                       ---------      ---------


Commitments and contingencies (Note 15)

Class A Preferred Stock, $.01 par value,
  96,621 shares authorized, zero and 38,093
  shares issued and outstanding as of
  December 31, 1999 and December 31, 1998,
  respectively, liquidation value $1,000                    --           37,646

Common stock subject to put rights, $.0005
 par value; zero and 48,771 shares issued and
 outstanding as of December 31, 1999 and
 December 31, 1998, respectively                            --              278

Stockholders' equity:

Class B Preferred Stock, $.01 par value,
 20,000 shares authorized, zero and 11,576
 shares issued and outstanding as of
 December 31, 1999 and December 31, 1998,
 respectively, liquidation value $1,000                     --           11,576

Common stock, $.0005 par value; 75,000,000
 shares authorized, 33,625,175 shares issued
 and 33,454,474 shares outstanding as of
 December 31, 1999, and 19,504,173 issued
 and outstanding as of December 31, 1998                      17             10

Additional paid-in capital                               257,542         27,222
Treasury stock                                               (51)          --
Notes receivable from management                            (503)          (821)
Deferred compensation                                       (383)          --
Accumulated deficit                                      (91,780)       (14,379)
                                                       ---------      ---------
Total stockholders' equity                               164,842         23,608
                                                       ---------      ---------
Total liabilities, redeemable stock
 and stockholders' equity                              $ 207,826      $ 118,370
                                                       =========      =========


        The accompanying notes are an integral part of these statements.

                                  APPNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)


                                                      Year ended December 31,
                                                      1999             1998
                                                  -------------    -------------

Revenues                                           $    109,707    $     17,674

Cost of revenues                                         61,604          11,699
                                                   ------------    ------------

        Gross profit                                     48,103           5,975

Operating expenses:
        Selling and marketing                             8,797             964
        General and administrative                       33,918           6,507
        Stock-based and other
          acquisition-related
          compensation                                   19,651           1,157

        Depreciation and amortization                    58,024          10,151
                                                   ------------    ------------

               Total operating expenses                 120,390          18,779
                                                   ------------    ------------


Loss from operations                                    (72,287)        (12,804)
Interest income                                             585              17
Interest expense                                         (4,313)         (1,052)

Other expense, net                                         (559)           (740)
                                                   ------------    ------------
Loss before income taxes                                (76,574)        (14,579)

Income tax (benefit) provision                              827            (200)
                                                   ------------    ------------

Net loss                                                (77,401)        (14,379)

Dividends on and accretion of preferred stock            (2,139)           (873)
                                                   ------------    ------------

Net loss attributable to common stockholders       $    (79,540)   $    (15,252)
                                                   ============    ============

Basic and diluted net loss per common share        $      (3.03)   $      (1.41)
                                                   ============    ============

Weighted average common shares outstanding           26,233,764      10,785,424
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                                                            APPNET, INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                (amounts in '000s, except share data)
                                                                          Redeemable Equity Securities
                                              ----------------------------------------------------------------------------------
                                                  Common Stock
                                                   Subject to                    Class A                       Series A-1
                                                   Put Rights                Preferred Stock                Preferred Stock
                                              ------------------------  ---------------------------  ---------------------------
                                               Shares        Amount        Shares         Amount         Shares        Amount
                                              ----------    ----------  ------------  -------------  ------------  -------------
Initial capitalization                           --      $      --             --      $      --             --     $      --
  Issuance of Series
   A-1 Preferred Stock in
   connection with acquisition                   --             --             --             --          266,796         1,067
  GTCR Investment                              48,771            278           --             --         (266,796)       (1,067)
  Repurchase and cancellation
   of shares in exchange for
   note payable                                  --             --             --             --             --            --
  Repurchase and cancellation
   of common stock shares                        --             --             --             --             --            --
  Issuance of Class A
   Preferred Stock                               --             --           37,676         37,045           --            --
  Conversion of common stock
   into Class A Preferred Stock                  --             --              417            417           --            --
  Dividends on and accretion of
   Class A Preferred Stock                       --             --             --              184           --            --
  Issuance of stock in connection
   with the 1998 acquired
   businesses                                    --             --             --             --             --            --
  Repurchase and cancellation of
   shares sold to management                     --             --             --             --             --            --
  Purchase of shares by management               --             --             --             --             --            --
  Stock options exercised                        --             --             --             --             --            --
  Net loss                                       --             --             --             --             --            --
                                          -----------    -----------    -----------    -----------    -----------   -----------
Total, December 31, 1998                       48,771    $       278         38,093    $    37,646           --     $      --
                                          -----------    -----------    -----------    -----------    -----------   -----------
  Issuance of Class A Preferred
   Stock                                         --             --            7,337          7,191           --            --
  Dividends on and accretion of
   Class A Preferred Stock                       --             --             --              593           --            --
  Issuance of stock in connection
   with the 1999 acquired
   businesses                                    --             --             --             --             --            --
  Contingent purchase price earned,
   payable in stock                              --             --             --             --             --            --
  Exercise and expiration of
   put rights                                 (48,771)          (278)          --             --             --            --
  Conversion of notes payable                    --             --             --             --             --            --
  Issuance of common stock in
   initial public offering, net
   of expenses                                   --             --             --             --             --            --
  Exchange of Class A and Class
   B Preferred Stock in the
   initial public offering                       --             --          (45,430)       (45,430)          --            --
  Charges associated with the
   initial public offering                       --             --             --             --             --            --
  Repurchase and cancellation of
   shares sold to management                     --             --             --             --             --            --
  Common stock sold for cash                     --             --             --             --             --            --
  Issuance of common stock in
   secondary public offering, net
   of expenses                                   --             --             --             --             --            --
  Repurchase of common stock                     --             --             --             --             --            --
  Stock options and warrants exercised           --             --             --             --             --            --
  Deferred compensation pursuant to
   issuance of stock
   options                                       --             --             --             --             --            --
  Amortization of deferred compensation          --             --             --             --             --            --
  Other                                          --             --             --             --             --            --
  Net loss                                       --             --             --             --             --            --
                                          -----------    -----------    -----------    -----------    -----------   -----------
Total, December 31, 1999                         --      $      --             --      $      --             --     $      --
                                          ===========    ===========    ===========    ===========    ===========   ===========

                                                     Class B                      Common
                                                  Preferred Stock                  Stock                Additional
                                          ---------------------------- -----------------------------     Paid-In       Treasury
                                              Shares         Amount         Shares        Amount         Capital        Stock
                                          -------------  ------------- --------------  -------------  -------------  -------------
Initial capitalization                           --      $      --        5,343,860    $         3    $       132    $      --
  Issuance of Series
   A-1 Preferred Stock in
   connection with acquisition                   --             --             --             --             --             --
  GTCR Investment                                --             --       13,342,145              7          4,108           --
  Repurchase and cancellation
   of shares in exchange for
   note payable                                  --             --       (1,350,877)            (1)          (405)          --
  Repurchase and cancellation
   of common stock shares                        --             --         (138,455)          --             (789)          --
  Issuance of Class A
   Preferred Stock                               --             --             --             --             --             --
  Conversion of common stock
   into Class A Preferred Stock                  --             --       (1,387,097)            (1)          (416)          --
  Dividends on and accretion of
   Class A Preferred Stock                       --             --             --             --             (873)          --
  Issuance of stock in connection
   with the 1998 acquired
   businesses                                  11,576         11,576      3,397,329              2         24,811           --
  Repurchase and cancellation of
   shares sold to management                     --             --         (681,053)          --             (228)          --
  Purchase of shares by management               --             --          552,982           --              572           --
  Stock options exercised                        --             --          425,339           --              310           --
  Net loss                                       --             --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------    -----------
Total, December 31, 1998                       11,576    $    11,576     19,504,173    $        10    $    27,222    $      --
                                          -----------    -----------    -----------    -----------    -----------    -----------
  Issuance of Class A Preferred
   Stock                                         --             --             --             --             --             --
  Dividends on and accretion of
   Class A Preferred Stock                       --             --             --             --           (2,139)          --
  Issuance of stock in connection
   with the 1999 acquired
   businesses                                    --             --          595,711           --            9,399           --
  Contingent purchase price earned,
   payable in stock                              --             --             --             --           10,460           --
  Exercise and expiration of
   put rights                                    --             --           44,882           --              256           --
  Conversion of notes payable                    --             --        1,130,558           --           12,056         12,056
  Issuance of common stock in
   initial public offering, net
   of expenses                                   --             --        6,000,000              3         64,116           --
  Exchange of Class A and Class
   B Preferred Stock in the
   initial public offering                    (11,576)       (11,576)     4,936,808              3         59,239           --
  Charges associated with the
   initial public offering                       --             --             --             --            3,506           --
  Repurchase and cancellation of
   shares sold to management                     --             --         (467,074)          --             (142)          --
  Common stock sold for cash                     --             --           29,240           --              375           --
  Issuance of common stock in
   secondary public offering, net
   of expenses                                   --             --        1,500,000              1         71,098           --
  Repurchase of common stock                     --             --         (170,701)          --             --              (51)
  Stock options and warrants exercised           --             --          350,877           --            1,034           --
  Deferred compensation pursuant to
   issuance of stock
   options                                       --             --             --             --              481           --
  Amortization of deferred compensation          --             --             --             --             --             --
  Other                                          --             --             --             --              581           --
  Net loss                                       --             --             --             --             --             --
                                          -----------    -----------    -----------    -----------    -----------    -----------
Total, December 31, 1999                         --      $      --       33,454,474    $        17    $   257,542    $       (51)
                                          ===========    ===========    ===========    ===========    ===========    ===========


                                                             Stockholders' Equity
                                         ---------------------------------------------------------------
                                               Notes                                         Total
                                         Receivable from     Deferred     Accumulated    Stockholder's
                                            Management     Compensation     Deficit         Equity
                                         ----------------  ------------  -------------  ----------------
Initial capitalization                     $      --       $     --      $      --      $       135
  Issuance of Series
   A-1 Preferred Stock in
   connection with acquisition                    --             --             --             --
  GTCR Investment                                 (447)          --             --            3,668
  Repurchase and cancellation
   of shares in exchange for
   note payable                                   --             --             --             (406)
  Repurchase and cancellation
   of common stock shares                         --             --             --             (789)
  Issuance of Class A
   Preferred Stock                                --             --             --             --
  Conversion of common stock
   into Class A Preferred Stock                   --             --             --             (417)
  Dividends on and accretion of
   Class A Preferred Stock                        --             --             --             (873)
  Issuance of stock in connection
   with the 1998 acquired
   businesses                                     --             --             --           36,389
  Repurchase and cancellation of
   shares sold to management                       197           --             --              (31)
  Purchase of shares by management                (571)          --             --                1
  Stock options exercised                         --             --             --              310
  Net loss                                        --             --          (14,379)       (14,379)
                                           -----------    -----------    -----------    -----------
Total, December 31, 1998                   $      (821)   $      --      $   (14,379)   $    23,608
                                           -----------    -----------    -----------    -----------
  Issuance of Class A Preferred
   Stock                                          --             --             --             --
  Dividends on and accretion of
   Class A Preferred Stock                        --             --             --           (2,139)
  Issuance of stock in connection
   with the 1999 acquired
   businesses                                     --             --             --            9,399
  Contingent purchase price earned,
   payable in stock                               --             --             --           10,460
  Exercise and expiration of
   put rights                                     --             --             --              256
  Conversion of notes payable
  Issuance of common stock in
   initial public offering, net
   of expenses                                    --             --             --           64,119
  Exchange of Class A and Class
   B Preferred Stock in the
   initial public offering                        --             --             --           47,666
  Charges associated with the
   initial public offering                        --             --             --            3,506
  Repurchase and cancellation of
   shares sold to management                       142           --             --             --
  Common stock sold for cash                      --             --             --              375
  Issuance of common stock in
   secondary public offering, net
   of expenses                                    --             --             --           71,099
  Repurchase of common stock                      --             --             --              (51)
  Stock options and warrants exercised            --             --             --            1,034
  Deferred compensation pursuant to
   issuance of stock
   options                                        --             (481)          --             --
  Amortization of deferred compensation           --               98           --               98
  Other                                            176           --             --              757
  Net loss                                        --             --          (77,401)       (77,401)
                                           -----------    -----------    -----------    -----------
Total, December 31, 1999                   $      (503)   $      (383)   $   (91,780)   $   164,842
                                           ===========    ===========    ===========    ===========


                                  The accompanying notes are an integral part of these statements.

                                  APPNET, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Year ended
                                                              December 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
Cash flows from operating activities:
   Net loss                                              $ (77,401)   $ (14,379)
   Adjustments to reconcile net
       loss to net cash used in
       operating activities:
      Amortization                                          55,271        9,867
      Depreciation                                           2,753          284
      Stock-based and other acquisition-related
        compensation                                        19,651        1,157
      Write-off of deferred financing costs                    559          291
      Deferred tax benefit                                    --            (50)
      Beneficial conversion charge                           1,052         --
      Change in assets and liabilities:
        Accounts receivable, net                           (17,794)      (1,762)
        Other current assets                                   412          399
        Accounts payable                                       744        1,012
        Accrued liabilities                                  8,450          547
                                                         ---------    ---------
          Net cash used in operating activities             (6,303)      (2,634)
                                                         ---------    ---------
Cash flows from investing activities:
   Purchase of property and equipment                       (7,353)      (1,196)
   Cash paid for acquired businesses,
      net of cash acquired                                 (26,381)     (69,562)
   Other assets                                             (1,340)        (904)
                                                         ---------    ---------
          Net cash used in investing activities            (35,074)     (71,662)
                                                         ---------    ---------
Cash flows from financing activities:
   Proceeds from long-term debt                               --          1,104
   Repayments of long-term debt                               (203)        (268)
   Borrowings under credit facilities                       75,800       47,261
   Repayments of credit facilities                        (113,261)      (9,800)
   Debt issue costs                                           (621)        (351)
   Proceeds from issuance of common stock                      375        3,015
   Net proceeds from initial public offering                64,119         --
   Net proceeds from secondary public offering              70,463         --
   Repurchase of common stock subject to
     put rights                                                (22)        --
   Proceeds from issuance of preferred stock                 7,046       36,292
   Proceeds from issuance (repurchase) of
    shares sold to management                                  164          (31)
   Repurchase of common stock                                  (51)        (789)
   Proceeds from exercise of stock options                   1,034          310
   Other                                                       636         --
                                                         ---------    ---------
          Net cash provided by financing activities        105,479       76,743
                                                         ---------    ---------
Net increase in cash                                        64,102        2,447
Cash and cash equivalents, beginning of period               2,447         --
Cash and cash equivalents, end of period                 $  66,549    $   2,447
                                                         =========    =========
Supplementary information:
   Cash paid for income taxes                            $     437    $    --
                                                         =========    =========
   Cash paid for interest                                $   2,332    $     775
                                                         =========    =========

         The accompanying notes are an integral part of these statements.

                                  APPNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

1.  Business Description:

        AppNet, Inc. ("AppNet" or the "Company") was incorporated under the name Internet Applications, Inc. in November 1997 ("Inception"), under the laws of the state of Delaware. The Company changed its name to AppNet, Inc. and AppNet Systems, Inc., in October 1999 and March 1998, respectively. AppNet is based in Bethesda, Maryland and is a provider of end-to-end e-business professional services and solutions, including strategy consulting, interactive marketing,
e-business application development, e-business integration and e-business outsourcing.

        The Company's financial statements for the period from Inception through December 31, 1997 reflect immaterial transactions and, therefore, have been included in the 1998 financial statements to facilitate presentation. From Inception through March 11, 1998, the Company's operating activities related primarily to recruiting personnel, raising capital, identifying operating assets for acquisitions and developing technical and marketing materials. In March 1998, the Company completed its first acquisition and recognized its first revenues.

        There are significant risks associated with the Company, including the susceptibility of the Company's services to rapid technological change, increased competition from existing service providers and new entrants, a relatively short operating history, existence of fixed price contracts, realizability of intangible assets, government regulations and dependence upon key members of the management team.

2.  Summary of Significant Accounting Policies:

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of AppNet and its wholly owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets, as follows:

        Computers and equipment.....................three to five years
        Furniture and fixtures......................five to seven years

        Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining lease term.

Impairment of Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived
Assets to Be Disposed Of," the Company reviews its recorded goodwill, other intangibles and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When deemed necessary, goodwill and other intangibles are assessed for possible impairment based upon a number of factors, including turnover of the acquired workforce and the undiscounted value of expected future operating cash flows in relation to the Company's net investment in each subsidiary. Since Inception, the Company has not recorded a provision for possible impairment of long-lived assets or intangible assets associated with its acquired businesses.

Internal Use Computer Software

        In accordance with the American Institute of Certified Public Accountants (the "AICPA") Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Company capitalizes costs related to software and implementation in connection with its internal use software systems. Such costs are amortized principally over three years and are included in other assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, credit facilities, long-term debt and convertible notes. In management's opinion, the carrying amounts of these financial instruments approximate their fair values at December 31, 1999 and 1998. Due to the related party nature of the Company's Class A Preferred Stock, it is impracticable to estimate its fair value at December 31, 1998.

Stock-Based Compensation

        The Company accounts for stock-based employee compensation arrangements using the intrinsic value method in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, compensation cost is generally recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

Revenue Recognition

        Revenues from time and materials contracts are recognized based on fixed hourly rates for direct labor hours expended. Revenues from fixed-price contracts are recognized on the percentage-of-completion method, with costs and estimated profits recorded as work is performed. Revenues from cost-plus-fixed-fee contracts are recognized on the basis of direct costs plus indirect costs incurred plus a fixed profit percentage. Revenues exclude the cost of media and advertising purchases reimbursed by clients.

        Cost of revenues includes all direct material and labor costs related to contract performance and does not include any related depreciation expense. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in contract performance and estimated profitability, including final contract settlements, may result in revisions to costs and revenues and are recognized in the period in which the revisions are determined. Unbilled receivables on contracts are comprised of costs, plus earnings on certain contracts in excess of contractual billings on such contracts. Cash received in excess of costs incurred is classified as deferred revenue.

Business Concentration and Credit Risk

        The following table summarizes the revenues and accounts receivable from clients in excess of 10% of total revenues and accounts receivable:

               Revenues for      Accounts Receivable     Revenues for      Accounts Receivable
              the year ended            as of           the year ended            as of
             December 31, 1999    December 31, 1999    December 31, 1998    December 31, 1998
            ------------------------------------------------------------------------------------
Customer A           *                    *                   15%                  12%
Customer B           *                   10%                  12%                  13%

* Represents less than 10% of total.

Income Taxes

        Income taxes are accounted for using an asset and liability approach that requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

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

Recent Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and management believes this standard will not have a significant impact on its results of operations, financial position or cash flows.

Segment Reporting

        During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all years and periods presented.

Reclassifications

        Certain amounts have been reclassified to conform with the current presentation.

3.  Acquisitions:

1998 Acquisitions

        From March 1998 through December 1998, the Company acquired businesses in the Internet and electronic commerce professional services industry. Collectively, these entities are referred to as the "1998 Acquired Businesses." The accounts of the Acquired Businesses are included in the accompanying consolidated financial statements from the date of their respective acquisitions. These acquisitions are described as follows:

        On March 12, 1998, the Company acquired the assets of Arbor Intelligent Systems, Inc. ("Arbor"), for an aggregate purchase price of approximately $3.1 million, including transaction costs, of which $1.1 million was paid in the form of the Company's Series A-1 Convertible Preferred Stock (266,796 shares valued at $4.00 per share), and $2.0 million was paid in cash.

        On April 30, 1998, the Company acquired the assets of LOGEX International, L.L.C. ("LOGEX"), in exchange for approximately $300,000 in cash and a five-year convertible note in the principal amount of $300,000 (Note 8.) The former shareholders of LOGEX were entitled to a contingent consideration payment in the event that certain performance criteria were achieved by LOGEX during the year ending April 30, 1999. Accordingly, the Company made a $200,000 contingent payment to the former shareholders of LOGEX during 1999, which was reflected as additional purchase price consideration and recorded as goodwill as of December 31, 1999.

        On August 25, 1998, the Company acquired all the outstanding stock of Software Services Corporation, Inc. ("SSC") for an aggregate purchase price of approximately $23.0 million, including transaction costs, of which $12.0 million was paid in the form of Company common stock, and $11.0 million was paid in cash. In connection with the SSC acquisition, the Company issued 11,576 shares of its Class B Preferred Stock at a price of $1,000 per share and 1,387,095 shares of Company common stock at a price of $0.3007 per share to the former SSC shareholders.

        On October 2, 1998, the Company acquired all the outstanding stock of New Media Publishing, Inc. ("NMP") for an aggregate purchase price of approximately $19.5 million, including transaction costs, of which $8.8 million was paid in cash, $9.5 million was paid in the form of Company common stock (1,111,111 shares valued at $8.55 per share) and the remainder was paid in options to purchase 145,518 shares of Company common stock, valued using a fair value pricing model, at approximately $1.2 million. These options were issued in exchange for previously outstanding options of NMP, have exercise prices ranging from $0.06 to $8.69 and have vesting schedules ranging from three months to 32 months. The value associated with these options has been classified as additional paid-in capital on the accompanying consolidated balance sheets. The acquisition of NMP provided for an additional $14.0 million in contingent payments potentially payable to the former owners of NMP in cash and Company common stock based upon NMP meeting certain revenue and profitability targets for the twelve-month period ended September 30, 1999 and, for their pro rata share of the payment, certain NMP executives remain employed by the Company. During the period of measurement, NMP met 100% of the operating targets. A portion of the contingent payments was made in January 2000. Employment contingencies still exist which must be met before the remaining contingent consideration is payable to the former owners of NMP (Note 15).

        On October 12, 1998, the Company acquired all the outstanding stock of Century Computing, Incorporated ("Century"). The aggregate purchase price was approximately $29.2 million, including transaction costs, of which $2.0 million was provided in the form of a convertible note which was converted during 1999 (Note 8), $21.6 million was paid in cash and the remainder was paid in options to purchase 704,127 shares of Company common stock valued, using a fair value pricing model, at approximately $5.6 million. These options were issued in exchange for previously outstanding options of Century, have exercise prices ranging from $0.71 to $1.00 and were fully vested at the time of issuance. The value associated with these options has been classified as additional paid in capital on the accompanying consolidated balance sheets.

        On October 20, 1998, the Company acquired all the outstanding stock of Research and Planning, Inc. ("R&P") for an aggregate purchase price of approximately $22.1 million, including transaction costs, of which $15.1 million was paid in cash, $6.0 million was paid in the form of Company common stock (701,754 shares valued at $8.55 per share), and $1.0 million was provided in the form of notes to the previous R&P shareholders (Note 8), which were repaid in January 2000.

        On December 14, 1998, the Company acquired all the outstanding stock of The Kodiak Group, Inc. ("Kodiak") for an aggregate purchase price of approximately $16.4 million, including transaction costs, of which $12.1 million was paid in cash, approximately $2.3 million was paid in the form of Company common stock (197,368 shares valued at $11.40 per share) and $2.0 million was provided in the form of notes to the previous Kodiak shareholders of which all were converted in December 1999 (Note 8). In addition, the former Kodiak shareholders are entitled to a potential contingent payment payable in cash of up to $4.0 million in the event that Kodiak sells or licenses certain technology during the three-year period ending December 14, 2001.

1999 Acquisitions

        During 1999, the Company acquired an additional five businesses in the Internet and electronic commerce professional services industries. Collectively, these entities are referred to as the "1999 Acquired Businesses".

        On January 8, 1999, the Company acquired all the outstanding stock of i33 communications corp. ("i33"). The aggregate purchase price was approximately $21.6 million, plus transaction costs, consisting of $10.3 million paid in cash and $11.3 million paid in the form of convertible notes to the previous i33 shareholders, of which $6.8 million was converted in December 1999. The remaining $4.5 million is outstanding as of December 31, 1999, of which $3.5 million is included in long-term debt (Note 8), and the other $1.0 million relates to a trust that eliminates upon consolidation (Note 14).

        On March 4, 1999, the Company acquired all of the issued and outstanding stock of Sigma6, Inc. ("Sigma6"). The aggregate purchase price was approximately $2.5 million, plus transaction costs, consisting of $1.25 million paid in cash and $1.25 million paid in shares of Company common stock (97,465 shares valued at $12.83 per share). The acquisition of Sigma6 provided for an additional $2.8 million contingent payment payable to the former stockholders of Sigma6 in cash and Company common stock based upon Sigma6 meeting certain performance criteria during the twelve-month period ended December 31, 1999. Based on Sigma6's results for the period of measurement, 100% of the performance criteria were met and the contingent payment will be made in April 2000 (Note 15).

        On March 15, 1999, the Company acquired certain assets of Salzinger & Company, Inc. ("Salzinger"). The aggregate purchase price was approximately $8.5 million, plus transaction costs, consisting of $5.0 million in cash and $3.5 million in Company common stock (245,614 shares valued at $14.25 per share). If certain performance criteria are met during any consecutive twelve month period during the period from April 1, 1999 to September 30, 2000, Salzinger is entitled to a contingent payment of up to $5.0 million in cash or, at the seller's option, cash and Company common stock (Note 15).

        On March 26, 1999, the Company acquired all of the issued and outstanding stock of Internet Outfitters, Inc. ("Internet Outfitters"). The aggregate purchase price was approximately $9.5 million, plus transaction costs, consisting of cash, $2.7 million in Company common stock (157,895 shares valued at $17.10 per share), and the issuance of 22,300 options to purchase Company common stock. If certain performance criteria were met during the twelve-month period ending December 31, 1999, the former stockholders were entitled to a contingent payment of up to $3.5 million in cash and Company common stock. Based on Internet Outfitters' results for the period of performance, no contingent payment will be made.

        On March 29, 1999, the Company acquired certain assets of Transform IT, Incorporated ("Transform IT"). The aggregate purchase price was approximately $5.1 million, plus transaction costs, consisting of $3.5 million in cash and $1.6 million in Company common stock (94,737 shares valued at $17.10 per share). If certain performance criteria are met during the twelve-month period ending March 31, 2000, the seller is entitled to a contingent payment of up to $3.5 million in cash (Note 15).

Allocation of Purchase Consideration

        The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the recognized purchase price has been allocated, based on estimates of fair value, to the tangible assets acquired and liabilities assumed and, with the advice of independent valuation experts, to the identifiable intangible assets, on the acquisition dates. The Company has recorded identifiable intangibles on the 1999 and 1998 Acquired Businesses, as follows (amounts in thousands):

                                               Fair Value        Useful Life
                                              --------------    ---------------
        Customer lists                           $4,160          7-24 months
        Non-competition agreements                2,800           36 months
        Assembled workforce                       7,678          12-48 months
        Proprietary technology                    4,325          12-24 months

        As of December 31, 1999 and 1998, the purchase price in excess of identified tangible and intangible assets and liabilities assumed in the amount of $143.4 million and $93.2 million, respectively, was allocated to goodwill. As a result of the early stage of development of the Internet and electronic business, the dynamics of this rapidly evolving industry and the expectation of increasing competition, the recorded goodwill is being amortized on a straight-line basis over three years, the estimated period of its benefit.

        The following unaudited pro forma consolidated amounts give effect to the 1999 and 1998 acquisitions as if they had occurred on January 1, 1998 by consolidating the results of operations of the 1999 and 1998 Acquired Businesses with the results of AppNet for the years ended December 31, 1999 and 1998. The pro forma amounts do not purport to be indicative of the results of operations that would have been achieved had the transactions been in effect as of the beginning of 1999 and 1998 and should not be construed as being representative of future results of operations.

                                                     Year ended December 31,
                                                       1999             1998
                                                   --------------    -----------
                                                    (in thousands, except per
                                                           share data)
   Revenues                                          $112,335         $ 54,493
   Net loss attributable to common stockholders      $(80,432)        $(50,217)
   Basic and diluted net loss per share               $ (3.05)         $ (2.81)


4.  Accounts Receivable:

        Accounts receivable consists of the following as of December 31 (in thousands):

                                                      1999             1998
                                                  --------------    -----------
  Accounts receivable                                 $24,777           $9,571
  Unbilled accounts receivable                          8,831            2,791
  Allowance for doubtful accounts                      (1,947)          (1,124)
                                                      -------          -------
  Accounts receivable, net                            $31,661          $11,238
                                                      =======          =======

5.  Property and Equipment:

        Property and equipment consists of the following as of December 31 (in thousands):

                                                            1999         1998
                                                          ---------    ---------
    Computers and equipment                                 $ 8,860    $ 2,797
    Furniture and fixtures                                    1,572        288
    Leasehold improvements                                      922        211
                                                            -------    -------
                                                             11,354      3,296
    Accumulated depreciation                                 (2,396)      (284)
                                                            -------    -------
    Property and equipment, net                             $ 8,958    $ 3,012
                                                            =======    =======

6.  Intangible Assets:

        Intangible assets consists of the following as of December 31 (in thousands):

                                                    1999            1998
                                                ------------     -----------
        Customer lists                             $ 4,160          $4,160
        Non-competition agreements                   2,800           2,800
        Assembled workforce                          7,678           4,803
        Proprietary technology                       4,325           4,325
        Goodwill                                   143,409          93,159
                                                   -------        --------
                                                   162,372         109,247
        Accumulated amortization                   (65,125)         (9,867)
                                                   -------        --------
        Intangible assets, net                     $97,247        $ 99,380
                                                  ========        ========

7.  Accrued Liabilities:

        Accrued liabilities consists of the following as of December 31 (in thousands):

                                                            1999        1998
                                                       -----------  ------------
        Accrued compensation and benefits                 $ 4,851       $2,590
        Accrued dividends on Class A
           Preferred Stock and
           Class B Preferred Stock                              -          689
        Payments due to former shareholders of
           Acquired Businesses                              1,600        1,500
        Accrued acquisition-related
          compensation                                     16,816            -
        Other accrued liabilities                           9,044        2,132
                                                          -------      -------
          Accrued liabilities                             $32,311      $ 6,911
                                                          =======      =======

8.  Debt:

        Debt consists of the following as of December 31 (in thousands):

                                                            1999         1998
                                                         ----------   ---------
Credit facilities:
Credit facility, bears interest at the lender's prime
   rate plus .5% (8.25% at December 31, 1998),
   interest due monthly                                    $   --      $ 19,730
Credit facility, bears interest at the lender's prime
   rate (7.75% at December 31, 1998), interest due
   monthly                                                     --        17,731
                                                           --------    --------
                                                               --        37,461
                                                           --------    --------
Convertible notes:
Note payable, principal and interest due October 13,
   1999, bears interest at 7%, convertible at the
   option of the holder for common stock at $8.55 per
   share                                                       --         2,000
Note payable, principal and interest due June 29,
   2003, bears interest at 5%, convertible at 80% of
   common stock price upon a sale of Company or an
   initial public offering                                     --           406
Notes payable, principal and interest due December 14,
   2001, bear interest at 8%, convertible at the
   option of the holder for common stock at $11.40 per
   share                                                       --         2,000
Note payable, principal and interest due April 30,
   2003, bears interest at the prime rate (7.75% at
   December 31, 1998), interest payable quarterly at
   July 31, October 31, January 31 and April 30,
   convertible at the option of the holder at 80% of
   common stock price on a sale of Company or an
   initial public offering                                     --           300
                                                           --------    --------
                                                               --         4,706
                                                           --------    --------
Other long-term debt:
Notes payable, principal and interest due January 8,
   2002, bearing interest at 6%                               3,500        --
Notes payable, principal and interest due January 1,
   2000, bearing interest at 6%                               1,000       1,000
Note payable to Smart Technology, L.L.C., due the
   earlier of an initial public offering or June 29,
   2000, bearing interest at 12%                               --           150
Other notes payable                                              79         425
Note payable to a member of Company management, due at
   earlier of an initial public offering or December
   31, 1999                                                    --            50
                                                           --------    --------
                                                              4,579       1,625
                                                           --------    --------
Total debt                                                    4,579      43,792
Less current portion                                         (1,063)     (2,426)
                                                           --------    --------
Long-term debt, net of current portion                     $  3,516    $ 41,366
                                                           ========    ========

        The future minimum principal payments of debt outstanding at December 31, 1999, are as follows (in thousands):

           2000........................................  $1,063
           2001........................................      16
           2002........................................   3,500
             Total ....................................  $4,579

1999 Credit Facilities

        On January 8, 1999, the Company replaced its two existing credit agreements ("the 1998 Credit Facilities") with two credit agreements (together the "1999 Credit Facilities") entered into with a syndicate of lenders providing for up to $55.0 million in borrowings. The 1999 Credit Facilities consist of $40.0 million in credit loans (the "Guaranteed Loans"), which were guaranteed by a significant stockholder and up to $15.0 million of additional credit loans (the "Unguaranteed Loans"). The Guaranteed Loans bore interest, at the Company's option, at various LIBOR rates plus 2.5 percent or the lenders' base rate plus
0.5 percent. The Unguaranteed Loans bear interest, at the Company's option, at various LIBOR rates or the lenders' base rate plus an applicable margin, as determined by the Company's operating performance. On March 10, 1999, the Company amended the Unguaranteed Loans increasing available borrowings from up to $15.0 million to up to $26.0 million. During June 1999, in connection with the initial public offering, the Company terminated the Guaranteed Loans and amended the Unguaranteed Loans decreasing available borrowings from up to $26.0 million to up to $20.0 million (the "Amended 1999 Credit Facility"). The Amended 1999 Credit Facility matures on August 24, 2001. In conjunction with the modification of the credit facilities during June 1999, a charge of $559,000 was recorded to write-off financing costs related to the facilities.

        The Amended 1999 Credit Facility is secured by all of our assets and contains various restrictive covenants that, among other things, require us to maintain specified financial ratios and restrict us from paying dividends to our common stockholders. As of December 31, 1999, the Company had available borrowings under the Amended 1999 Credit Facility of $20.0 million.

1998 Credit Facilities

        In August 1998, the Company entered into a $15.0 million credit facility with a commercial lender, which bore interest at the lender's base rate plus a defined percentage or at various LIBOR rates, and was due on demand. In October 1998, the Company modified the $15.0 million facility by entering into two credit agreements (the "1998 Credit Facilities") with two commercial lenders. Under the 1998 Credit Facilities, each lender provided a $20.0 million line of credit which was payable upon demand, guaranteed by a significant stockholder and bore interest at the option of the Company at the lenders' base rate plus a defined percentage or at various LIBOR options plus 2.5 percent. As a result of the 1999 Credit Facilities, which replaced the 1998 Credit Facilities and qualify for non-current classification, the amounts outstanding under the 1998 Credit Facilities as of December 31, 1998 have been classified as long-term in the accompanying consolidated balance sheets. In connection with the debt refinancing during 1998, the Company charged to other expense approximately $291,000 of previously deferred financing fees.

Letter of Credit

        In August 1999, the Company entered into a letter of credit agreement in the amount of approximately $248,000 with a commercial lender. The letter of credit expires in August 2000, at which time it automatically renews. The letter automatically renews annually thereafter, and expires in June 2003.

Convertible Notes

        In conjunction with certain of the Acquired Businesses, the Company issued convertible notes, certain of which, at the option of the holders, allow the holders to convert the notes to Company common stock upon certain defined events at either a stated price or a discount to the then current market price for the Company common stock.

        Certain promissory notes automatically converted at the time of the initial public offering and certain promissory notes were converted at the option of the promissory note holders. The notes that converted had a principal balance of approximately $700,000 plus accrued interest and converted into 75,129 shares of the Company's common stock at a conversion price at 80% of the $12.00 initial public offering price. The Company recognized an interest charge of approximately $1.1 million related to the beneficial conversion features of certain convertible notes that allowed the holders to convert at a discount from the initial public offering price of the common stock.

        During 1999, the Company converted promissory notes of approximately $2.0 million plus accrued interest to former owners of an acquired business into 245,511 shares of the Company's common stock at a conversion price of $8.55 per share. During December 1999, certain notes to former owners of other acquired businesses totaling $8.8 million, convertible at the option of the holders for common stock at $11.40 per share plus accrued interest, were converted into 810,132 shares of the Company's common stock.

9.  Capital Stock:

        In June 1999, the Company completed its initial public offering of securities and issued 6,000,000 shares of common stock at $12.00 per share, which generated proceeds, net of issuance costs, of approximately $64.1 million. In connection with the initial public offering, the Company exchanged 45,430 shares of Class A Preferred Stock and 11,576 Class B Preferred Stock, including accrued dividends, for 4,936,808 shares of the Company's common stock at an exchange rate based on the initial public offering price of $12.00 per share. Of the 4,936,808 shares of the Company's common stock exchanged, 3,813,864 shares were issued to affiliates of GTCR Golder Rauner, L.L.C. ("GTCR").

        During November 1999, the Company completed a follow-on offering of 4,300,000 shares of common stock, of which existing shareholders sold 2,800,000 shares and the Company issued and sold 1,500,000 shares of common stock at $50.00 per share. The follow-on offering generated proceeds to the Company, net of issuance costs, of approximately $70.4 million.

Common Stock Splits

        In June 1998, upon adoption of the Company's Second Restated Certificate of Incorporation, a two-for-one stock split of the Company common stock was effected. On June 15, 1999, the Company declared a 2.85-for-one reverse stock split. All share and per-share amounts, including stock option information, have been restated in these notes and the accompanying financial statements to reflect the 1998 stock split and the 1999 reverse stock split.

Treasury Stock

        During  1999,  in  connection  with  rights  under  certain   employment
agreements, the Company repurchased 170,701 shares of the Company's common stock at their original issuance cost.

GTCR Investment

        In June 1998, the Company completed an investment transaction with GTCR and certain related investment funds and Smart Technology, L.L.C. ("Smart Technology"), a party related to the Company's President and Chief Executive Officer (the "GTCR Investment"). Prior to the GTCR Investment, the Company had 5,343,860 shares of issued and outstanding common stock all of which were owned by the Company's initial investors (the "Initial Investors"). Pursuant to the GTCR Investment, the Company made a net redemption of 1,350,887 shares of Company common stock from certain of the Initial Investors for $0.3007 per share or $406,000 and sold an aggregate 11,559,144 shares to GTCR and Smart Technology for $0.3007 per share or approximately $3.5 million before deduction for expenses and fees. The Company also sold 1,251,228 shares of Company common stock to the Company's President and Chief Executive Officer (the "Reserved Stock") and 531,773 shares to other certain parties affiliated with the GTCR Investment. These shares were sold for $0.3007 per share.

        GTCR and Smart Technology committed to provide up to an additional $96.5 million in capital to the Company to fund acquisitions as well as other general corporate purposes. Upon the request of the Board and the approval of GTCR and Smart Technology, shares of Class A Preferred Stock were to be issued to GTCR and Smart Technology in the ratio of 98 percent to 2 percent, respectively, in exchange for $1,000 per share. No shares of Class A Preferred Stock were issued at the time of the GTCR Investment. In connection with the issuance of Class B Preferred Stock as part of the SSC transaction, the capital commitment from GTCR and Smart Technology was decreased to $84.9 million.

        In connection with the GTCR Investment, the Company entered into a management services agreement with GTCR for $200,000 per year, which terminated upon completion of the Company's initial public offering in June 1999.

Common Stock subject to Put Rights

        In conjunction with its acquisition of Arbor, the Company issued 266,796 shares of Series A-1 Convertible Preferred Stock with a liquidation value of $1.1 million. Pursuant to their terms, these shares were converted into 187,225 shares of Company common stock at the time of the GTCR Investment. As part of the GTCR Investment, the Board of Directors authorized the repurchase of 138,455 shares of the common stock issued upon the conversion for $5.70 per share which provided the holders a return equivalent to the liquidation value of the Series A-1 Convertible Preferred Stock. In addition, the Board of Directors agreed to grant the holders of the remaining 48,771 shares of Company common stock the right to require the Company to repurchase their shares for cash at $5.70 per share. During 1999, the Company repurchased 3,889 shares prior to the expiration of such rights. The remaining common stock shares subject to put rights were converted into 44,882 shares of Company common stock at $5.70 per share.

Class A Preferred Stock

        Holders of the Company's Class A Preferred Stock ("Class A Preferred Stock") are entitled to a 6 percent cumulative dividend, which is paid when declared by the Company's Board of Directors. The Company can redeem the shares at any time for their liquidation value of $1,000 per share plus accrued but unpaid dividends. The shares have no voting or conversion rights. Upon the earliest of the liquidation of the Company, a change in the control of the Company, an initial public offering ("IPO") or other fundamental change in the Company, as defined, a majority of the holders of the Class A Preferred Stock can require the Company to redeem their shares for their liquidation value, plus accrued but unpaid dividends. In the case of an IPO, the redemption is limited to the net funds available from the IPO. GTCR held approximately 97 percent of the outstanding Class A Preferred Stock as of December 31, 1998. In connection with the Company's June 1999 initial public offering, all Class A Preferred Stock shares were exchanged for shares of the Company's common stock.

        The Company incurred certain fees associated with the issuance of the Class A Preferred Stock. Through December 31, 1998, the Company paid a one percent fee of $369,000 to GTCR based on the issuance of the Company's Class A Preferred Stock to GTCR. The Company also incurred a commission of $262,000 to one of the Company's directors in connection with purchases of Class A Preferred Stock. These costs were deducted from the proceeds of the Class A Preferred Stock shown in the accompanying consolidated balance sheets. The Class A Preferred Stock was being accreted to its liquidation value over the period to its estimated redemption date, which occurred in 1999. The accretion of the costs associated with the Class A Preferred Stock was $593,000 and $184,000 for the years ended December 31, 1999 and 1998, respectively and is classified as dividends on and accretion of preferred stock in the accompanying consolidated statements of operations and stockholders' equity.

Class B Preferred Stock

        Holders of the Company's Class B Preferred Stock are entitled to a 6 percent cumulative dividend, which is paid when declared by the Company's Board of Directors. The shares have no voting rights. The Company had the contractual ability to redeem or convert all outstanding shares of Class B Preferred Stock upon an initial public offering. In connection with the initial public offering, all shares of Class B Preferred Stock were exchanged for shares of the Company's common stock.

Stock Warrants

        During 1998, the Company issued warrants to purchase 84,795 shares of Company common stock at $0.3007 per share, of which Smart Technology holds 70,715, and are exercisable for ten years. During 1999, warrants to purchase 14,620 share of common stock were exercised. As of December 31, 1999, Smart Technology continues to hold 70,175 warrants. The values attributable to these warrants at the time of issuance are not significant and, therefore, have not been separately presented in the consolidated financial statements. The Company has also issued warrants to purchase 121 shares of Class A Preferred Stock at $1,000 per share. Reserved Stock

        The Reserved Stock, described above under "GTCR Investment", is subject to a Senior Management Agreement dated June 29, 1998 (the "Agreement") with the Company's President and Chief Executive Officer. At the time of the GTCR Investment, 1,251,228 shares of Reserved Stock were purchased at a price of $0.3007 per share in exchange for cash equal to the par value of the stock and a promissory note equal to the remaining balance. Pursuant to the Agreement, the Company may, at its discretion, repurchase any or all of the Reserved Stock for the $0.3007 per share paid by the executive in order to issue a corresponding number of shares and options to purchase shares to certain employees. As of December 31, 1998, the Company's President and Chief Executive Officer had 659,649 shares of Reserved Stock remaining. Additional shares were repurchased during the first quarter of 1999 reducing the total shares outstanding to 210,119.

        Upon completion of the Company's June 1999 initial public offering, the Company's right to repurchase the Reversed Stock terminated. Consequently, the Company recognized a compensation charge of approximately $2.5 million, recorded as stock-based and acquisition-related compensation expense. The amount of the compensation charge was calculated as the difference between the initial public offering price of $12.00 per share and $0.3007, multiplied by 210,119, the number of Reserved Shares retained by the executive.

Sales to Management

        Shortly after the GTCR Investment, the Company sold 503,860 shares of Company common stock to management for $0.3007 per share, the fair value at that time. In November 1998, the Company sold 49,123 shares of common stock to a member of management for $8.55 per share, the fair value at that time.

10.  Retirement Plan:

        During 1998, the Company maintained various 401(k) plans for its employees. These plans had been established by the 1998 Acquired Businesses prior to acquisition. Effective February 1, 1999, the employees of the 1998 Acquired Businesses began making contributions to the AppNet plan. During 1998, the Company's expense under these plans totaled $281,000.

        Effective February 1, 1999, the Company established a 401(k) retirement plan for the benefit of all eligible employees. Participants may contribute up to 15 percent of their annual compensation to the plan, subject to IRS limitations. Employee contributions are fully vested. The Company will match 50 percent of each employees' contributions up to six percent of each employees' salary. The Company may also elect to make a discretionary contribution as determined by its Board of Directors on an annual basis. Employees will fully vest in the Company's matching and any discretionary contributions ratably over three years. During 1999, the Company's expense under this plan totaled $1.2 million.

11.  Employee Stock Plans:

Employee Stock Option Plans

        The Company had four stock option plans as of December 31, 1999, which were the 1998 Stock Option and Incentive Plan, an incentive stock option plan assumed in connection with the acquisition of Century (the "Century Plan"), an incentive stock option plan assumed in connection with the acquisition of Internet Outfitters (the "Internet Outfitters Plan") and the 1999 Stock Option and Incentive Plan (collectively the "Plans"). The majority of the options under the Plans expire no later than ten years from the date of the grant or when employment ceases, whichever comes first and generally become exercisable ratably over 4 years. The maximum number of shares of common stock, which may be issued pursuant to the Plans, is 3,306,310 at December 31, 1999 and 913,039 at December 31, 1998.

        Options granted under the Plans are accounted for under APB Opinion No. 25, and accordingly, the Company recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of option at the date of the grant. The effect of applying SFAS No. 123 on 1999 and 1998 pro forma net loss attributable to common stockholders and basic and diluted net loss per share is not necessarily representative of the effects on reported net loss attributable to common stockholders for future years due to, among other things, (1) the vesting period of the stock options and (2) the fair value of additional stock options in future years. Had compensation cost for the Plans been determined based on the estimated fair value of the options at the grant dates consistent with the method of SFAS No. 123, pro forma net loss attributable to common stockholders would have been approximately $92.0 million and $15.4 million or a basic and diluted net loss per share of $3.51 and $1.43 for 1999 and 1998, respectively. The weighted average fair value of the options granted by the Company during 1999 and 1998 using a fair value option-pricing model is estimated to be $15.29 per option and $3.85 per option, respectively assuming the following: no dividend yield, risk-free interest rate of 5.875 percent for 1999 and 5 percent for 1998, an expected term of the options of five years for 1999 and four years for 1998 and an expected volatility of 90 percent for 1999 and 45 percent for 1998.

        The following summarizes option activity:

                                                               Weighted-
                                            Number of           Average
                                              Shares         Exercise Price
                                         ----------------- -------------------
Balance at January 1, 1998                           -         $        -
Granted in 1998                                500,351               7.67
Options converted from 1998
   Acquired Businesses                         849,641               0.91
Exercised in 1998                             (425,339)              0.74
Cancelled in 1998                              (11,614)              1.08
                                         ---------------   ---------------
Balance at December 31, 1998                   913,039          $   4.67
Granted in 1999                              2,939,373              20.98
Exercised in 1999                             (336,257)              3.22
Cancelled in 1999                             (209,845)             12.53
                                         ---------------   ---------------
Balance at December 31, 1999                 3,306,310           $  18.92
                                         ===============   ===============
Options exercisable,
  December 31, 1998                            296,736           $   1.37
                                         ===============   ===============
Options exercisable,
  December 31, 1999                            291,310           $   8.20
                                         ===============   ===============


                           Options Outstanding                          Options Exercisable
  ---------------------------------------------------------------   ---------------------------
                                        Weighted-
                                         average        Weighted-                      Weighted-
                          Number        remaining        average       Number          average
       Range of        outstanding     contractual      exercise    exercisable as     exercise
    exercise price    as of 12/31/99  life (in years)      price     of 12/31/99        price
  -----------------   --------------  ---------------   --------    --------------    ---------
   $0.01 to $ 9.95        427,041          8.7           $ 3.79        145,816        $  2.76
   $9.951 to $19.90     2,165,512          8.8            14.26        144,670          13.48
  $19.901 to $29.85       184,500          9.7            27.24             -            -
  $29.851 to $49.75       529,257          9.7            47.25            824          43.56
                       ----------          ---           ------       --------        -------
                        3,306,310          9.0           $18.82        291,310        $  8.20
                        =========          ===           ======       ========        =======

        In March 1999, the Company issued 337,776 stock options to a member of management. These options have an exercise price of $12.83 and vest ratably over four years. As a result of this grant, the Company recorded deferred compensation of $481,000. The amount of deferred compensation was based on the difference between the estimated fair market value of the Company common stock at the date of grant, as determined by the most recent third party stock transaction, and the stated exercise price. The Company amortized approximately $98,000 of the deferred compensation for the year ended December 31, 1999.

        In January 2000, the Company increased the number of shares available under the Company's 1999 Stock Option and Incentive Plan from 2,000,000 to 3,945,000 shares.

Employee Stock Purchase Plan

        On September 30, 1999, the stockholders of the Company approved the adoption of the 1999 Employee Stock Purchase Plan ("ESPP"). The purpose of the Plan is to enhance stockholder value and promote the attainment of significant business objectives of the Company by allowing employees to purchase the Company's common stock at a discount of 15%, thereby giving employees an interest in common with that of the stockholders. The number of shares available for purchase under the ESPP is 250,000. The purchase price of shares under the plan is the lower of 85% of the share price on the first day of the plan quarter or the share price on the plan quarter close. All employees are eligible to participate except (i) those employed for less than 20 hours per week; (ii) employees who, as a result of participation in the ESPP, would own stock or hold options to purchase stock possessing five percent or more of the total combined voting power or value of all classes of stock of the Company; and (iii) if such right would permit the employee to purchase stock under the Plan and any other stock purchase plans of the Company and its subsidiaries in effect from time to time with a fair market value in excess of $25,000 (determined as of the first day of each plan quarter) for each calendar year. Participants can contribute from 1% to 10% of their annual salary. The plan became effective on October 1, 1999. On December 31, 1999, the Company issued approximately 15,000 shares under the plan to participating employees at $22.31 per share.

12. Earnings Per Share:

        Potentially dilutive securities have not been included in the diluted earnings per share calculated, as they would have been antidilutive due to the net loss reported by the Company. Included in the weighted average number of common shares outstanding are certain shares contingently payable to former shareholders of acquired businesses, which will be issued in 2000 because all necessary conditions to issue the shares have been satisfied and no circumstances are known in which the shares will not be issued. However, other certain shares of common stock, which are contingently payable pursuant to the acquisition agreements, are not included in the calculation of weighted average shares outstanding for the periods presented, as circumstances may arise in which the shares would not be issued.

        Potentially dilutive securities consist of the following as of December 31:

                                                 1999              1998
                                             --------------    -------------
      Stock options                             1,041,402         539,312
      Warrants                                     76,790          84,010
      Convertible notes                           895,593         413,554

13.  Income Taxes:

        The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes," for financial reporting purposes. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rates to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.

        The sources of and differences between the financial accounting and tax basis of the Company's assets and liabilities, which give rise to the net deferred tax liability are as follows as of December 31 (in thousands):

                                                           1999          1998
                                                       ------------   ----------
Deferred tax liabilities:
     Intangible assets                                    $   744       $ 2,241
Deferred tax assets:
     Allowance for doubtful accounts                          760           434
     Net operating loss carryforward                        3,367         1,624
     Cumulative amortization differences on
     intangibles                                            2,883           994
     Accrued expenses                                         798           506
     Valuation allowance                                   (7,064)       (1,317)
                                                          -------       -------
         Net deferred tax liability                       $  --         $  --
                                                          =======       =======

        The components of the provision (benefit) for income taxes are as follows during the years ended December 31 (in thousands):

                                                            1999         1998
                                                         ----------   ----------
Current:
     Federal                                              $   --        $  (400)
     State                                                    348           250
                                                            -----         -----
         Total                                                348          (150)
Deferred:
     Federal                                                  --            (50)
     State                                                    479           --
                                                            -----         -----
         Income tax provision (benefit)                     $ 827         $(200)
                                                            =====         =====

        The income tax provision (benefit) differed from the amounts computed at the statutory rate as follows for the years ended December 31 (in thousands):

                                                         1999           1998
                                                      ---------      -----------
Income tax benefit computed at
 federal statutory rates                               $(26,316)       $ (4,957)
Nondeductible intangible amortization                    14,090           2,402
Nondeductible portion of stock-based
 and other acquisition-related
 compensation, net                                        6,681             497
State income taxes, net of federal
 income tax benefit                                         554             165
Changes in valuation allowance                            5,747           1,317
Other, net                                                   71             376
                                                       --------        --------
    Total                                              $    827        $   (200)
                                                       ========        ========

        As of December 31, 1999 and 1998, the Company had approximately $8.6 million and $4.2 million, respectively, of net operating loss carryforwards which begin to expire in 2018. The Company has recorded a valuation allowance for deferred tax assets as of December 31, 1999 and 1998, of $7.1 million and $1.3 million, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

        As of December 31, 1998, approximately $800,000 of state income tax receivables is included in other current assets on the accompanying consolidated balance sheets.

14.  Related Parties:

        At December 31, 1999 and 1998, the Company was owed $503,000 and $821,000 from members of management, respectively. These amounts are recorded as notes receivable from management in the accompanying consolidated balance sheets and stockholders' equity. These borrowings are due at varying dates through November 2008.

        At December 31, 1998, the Company had outstanding borrowings of $150,000 from Smart Technology, $50,000 from a member of management, and $406,000 from one of the Company's Initial Investors. The convertible notes of $4.3 million and the notes payable for $1.0 million as of December 31, 1998, as well as the notes payable for $4.5 million as of December 31, 1999 are due to former shareholders of the Acquired Businesses, the majority of whom are employees of the Company as of December 31, 1999. During January 1999, the Company issued a note of $1.0 million to a trust established for employees of one of the 1999 Acquired Businesses. Since the trust is available to the Company's creditors, the trust's assets are included in the accompanying consolidated financial statements. As such, the trust's note receivable and the Company's convertible note payable held by the trust have been eliminated in consolidation.

        In December 1997, the Company entered into an agreement which was consummated in 1998 to purchase a 50 percent ownership interest in AppNet Commerce Services, Inc. ("ACS"). In 1998, the Company determined that its investment in ACS was impaired and recorded a charge of approximately $300,000, which is included in the accompanying consolidated statements of operations as other expense. As of December 31, 1999 and 1998, the investment in ACS has a value of zero.

        During 1998, the Company was party to a professional services agreement with one of its directors. The agreement provided for the payment of $17,000 per month. The Company incurred approximately $200,000 related to this agreement in 1998. In addition, the Director received a fee of $350,000 in association with the

GTCR Investment in 1998. The professional services agreement also provides for a one percent commission on certain issuances of Class A Preferred Stock. The Company also paid approximately $336,000 related to certain fees and a professional services agreement with one of its initial investors during 1998.

15.  Commitments and Contingencies:

Leases

        As of December 31, 1999, the Company has noncancellable operating leases, primarily for real estate, that expire over the next 7 years. Rental expense during 1999 and 1998 was $2.7 million and $512,000, respectively.

        Future minimum lease payments under noncancellable operating leases are as follows as of December 31, 1999 (in thousands):

        2000..................................................  $ 3,608
        2001..................................................    3,007
        2002..................................................    2,191
        2003..................................................    1,531
        2004..................................................    1,074
        Thereafter............................................    2,649
                                                               --------
        Total minimum lease payments..........................  $14,060
                                                                =======

Litigation and Claims

        The Company is subject to lawsuits, investigations and claims arising out of the ordinary course of business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. In the opinion of management, based on all known facts, all matters are without merit, and except as related to the claims mentioned below, are of such kind, or involve such amounts, as would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably.

        In connection with the acquisition of Internet Outfitters, approximately $1.45 million of the purchase price in the form of shares of Company common stock, based upon the fair value of $17.10 per share at the date of acquisition, was pledged to the Company and escrowed to be available to satisfy any potential liability in connection with a license dispute. The Company also held back $750,000 of the cash purchase price to be used to satisfy this and any other indemnification claims. Subsequent to December 31, 1999, the license dispute was settled with no financial consequences to the Company. The shares of Company common stock pledged and escrowed and the cash purchase price held back in connection with the license dispute are no longer escrowed and will be released in March 2000.

        In November 1999, a former employee filed suit against the Company and its Chief Executive Officer in state court in Michigan. The case has been removed to the United States District Court for the Eastern District of Michigan. The plaintiff alleges a breach of contract and fraud in connection with the former employee's employment agreement with the Company, and improper interference with the former employee's efforts to sell shares of the Company's common stock. The former employee is seeking monetary damages in connection with these claims. On March 21, 2000, the court dismissed some of the former employee's claims and tentatively dismissed the fraud claims while allowing the former employee to replead. The court indicated that the former employee will be permitted to pursue the claim for interference with the effort to sell shares of the Company's common stock. The Company intends to contest the claims vigorously. At this time, the Company is not able to reasonably estimate the amount of loss, if any, that will be incurred as a consequence of this lawsuit.

        In February 2000, a former customer of the Company filed suit against the Company, one of its subsidiaries and a former and current employee of the Company in the Supreme Court of the State of New York, County of New York. The plaintiff in the suit alleges breach of contract and misrepresentation related to services performed by the Company. The former customer is seeking direct damages, plus punitive damages, costs and fees. The Company intends to vigorously contest these claims and has filed counterclaims against the defendants alleging monies due for services performed. The Company is not able to reasonably estimate the amount of loss, if any, that will be incurred as a consequence of this lawsuit.

Contingent Payments

        The Company's acquisition of NMP provided for additional contingent payments of up to $14.0 million as of December 31, 1998, of which $8.4 million is payable in cash and $5.6 million or 654,971 shares of common stock is payable in stock based on $8.55 per share, the agreed to price for the Company's common stock at the time of the acquisition. The fair value of the stock portion totaled approximately $28.7 million as of December 31, 1999. The contingent payments are payable to the former owners of NMP if NMP reached certain revenue and earnings before interest, taxes, depreciation, and amortization targets for the period from October 1, 1998 to September 30, 1999. The amount of this contingent payment varies based on a sliding scale of revenues and earnings before interest, taxes, depreciation and amortization. A portion of the contingent payment will be paid only if the targets are reached and certain former owners remain employed by the Company. During 1999, the Company and NMP agreed to provide a portion of the contingent payment to certain employees of NMP contingent on their employment at time of payment.

        Pursuant to the consensus reached in Emerging Issues Task Force Issue 95-08, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Company in a Purchase Business Combination," ("EITF 95-08") an estimate of the amount expected to be paid to those who remain employed will be reflected as stock-based and other acquisition-related compensation expense ratably over the period which these employees must remain employed. Revisions to this estimate will be reflected on a prospective basis each reporting period until paid. The accompanying consolidated statements of operations reflect a charge of $10.9 million and $1.2 million for the years ended December 31, 1999 and 1998, respectively, of stock-based and other acquisition related compensation for this contingent payment.

        Based on the results of NMP's operating performance during the period of measurement and the resolution of certain employment contingencies, a portion of the contingent consideration was paid in January 2000. Of this portion, $5.1 million in cash was paid to the former shareholders and employees, a note payable of approximately $800,000, which accrues interest at 9% and is due January 2001 was issued for the remaining cash portion payable to a former shareholder, 334,762 shares of the Company's common stock were issued to the former shareholders, and options to purchase 88,523 shares of the Company's common stock at $11.70 per share were issued to certain employees. Approximately $9.6 million of the contingent consideration was reflected as additional purchase consideration and is recorded as goodwill as of December 31, 1999. The goodwill will be amortized over its remaining amortization period of two years. Approximately $10.5 million related to the stock portion of the contingent consideration paid in January 2000 was recorded as additional paid-in capital as of December 31, 1999. Approximately $10.2 million is recorded in accrued liabilities for the cash and stock portion of the contingent payments as of December 31, 1999. The remaining portion payable in cash and stock will be paid in January 2001 if certain NMP employees remain employed by the Company through September 2000. The Company expects to incur approximately $5.0 million in additional stock-based compensation expense during 2000 for the amount that remains to be paid to the former shareholders due to the employment contingencies that exist through September 2000.

        The Company's acquisitions of Sigma6, Salzinger and Transform IT provided for contingent payments of up to $14.8 million in the form of cash and Company common stock to be made to the former owners of these companies if these entities reach certain revenue and earnings targets for periods ranging from 9 to 18 months from the date of their acquisition. The amount of these contingent payments varies based on a sliding scale of revenues and earnings, as defined in the acquisition agreements. Based on Sigma6's results for the period of measurement, 100% of the performance criteria were met and the contingent payment will be made in 2000. The contingent payment, $1.4 million in cash and $1.4 million in Company common stock will be made in April 2000. The number of shares to be issued will be based on the closing price of the Company's common stock on the day before payment is made. Further, certain employees of the acquired business must remain employed by AppNet through March 2000 in order to receive their contingent payment.

        If the goals are reached for Salzinger, the amount will be paid only if the targets are reached and certain Salzinger employees remain employed by the Company. Further, certain Sigma6 employees must remain employed by the Company through March 2000 in order to receive their contingent payment. Accordingly, pursuant to EITF 95-08, an estimate of the amount to be paid to these employees is reflected as stock-based and other acquisition-related compensation expense ratably over the period, which the employees must remain employed to receive the contingent consideration. Revisions to this estimate are reflected on a prospective basis each reporting period until paid. A charge of approximately $5.2 million is included for the year ended December 31, 1999 as stock-based and other acquisition-related compensation for these contingent payments in the accompanying consolidated statements of operations.

        If the goals are reached for Transform IT, approximately 33 percent of the contingent payment will be reflected as additional purchase price consideration if and when paid. The remaining contingent amount will be paid only if the targets are reached and certain Transform IT employees remain employed by the Company. Accordingly, pursuant to EITF 95-08, an estimate of the amount to be paid to these employees will be reflected as stock-based and other acquisition-related compensation expense ratably over the period which the
employees  must  remain  employed  to  receive  the  contingent   consideration.
Revisions to this estimate will be reflected on a prospective basis each reporting period until paid. The Company has not recorded a charge during 1999, as it is not expected that Transform IT will meet the certain operating targets.


16.  Quarterly Information (unaudited):

        The table below sets forth certain unaudited quarterly results of operations of AppNet for 1999 and 1998. In the opinion of management, this information has been prepared on the same basis as the audited Consolidated Financial Statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, in accordance with generally accepted accounting principles, the quarterly information when read in conjunction with the audited Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. The quarterly operating results are not necessarily indicative of future results of operations.

                                                      Quarter Ended
                 -----------------------------------------------------------------------------------------
                                   1998                                           1999
                 -----------------------------------------     -------------------------------------------
                 March 31    June 30    Sept 30     Dec 31     March 31    June 30     Sept 30      Dec 31
                 --------    -------    -------     ------     --------    -------     -------      ------
                                       (in thousands, except per share data)

Revenues       $    197    $    823    $  2,488    $ 14,166    $ 19,643    $ 25,063    $ 30,096    $ 34,905

Gross Profit         52         (63)        267       5,719       8,186      10,843      13,568      15,506

Net Loss           (279)     (1,213)     (3,094)     (9,793)    (16,342)    (22,363)    (21,298)    (17,397)

Net Loss
attributable
to common
stockholders       (279)     (1,213)     (3,204)    (10,556)    (17,381)    (23,463)    (21,298)    (17,397)

Basic and
diluted net
loss per
common share   $  (0.23)   $  (0.22)   $  (0.19)   $  (0.66)   $  (0.88)   $  (1.09)   $  (0.68)   $  (0.54)


                    Report of Independent Public Accountants

To AppNet, Inc.:

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of AppNet, Inc. (formerly AppNet Systems, Inc.) (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated February 9, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                               ARTHUR ANDERSEN LLP

Vienna, Virginia
February 9, 2000

Schedule II - Valuation and Qualifying Accounts and Reserves for the years ending December 31, 1998 and 1999

                                  APPNET, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                                                    Additions
                                                              ----------------------
                                    Beginning                 Charged to               Ending
                                     Balance     Deductions     Expense    Other(1)    Balance
                                     -------     ----------     -------    --------    -------

Period Ending December 31, 1998
Allowance for Doubtful Accounts    $    -         $ 166,000    $ 539,000   $751,000  $1,124,000

Period Ending December 31, 1999
Allowance for Doubtful Accounts    $1,124,000    $2,029,000   $1,583,000   $377,000  $1,947,000


-----------------------
(1)  Amounts  reflected  in opening  balance  sheets of  acquired  companies  in accordance with the purchase method of accounting


                                  APPNET, INC.

                           Exhibit Index to Form 10-K
                   For the Fiscal Year Ended December 31, 2000


    Exhibit           Description

       3.1 Restated Certificate of Incorporation of AppNet, Inc. (Incorporated by reference to Exhibit 3.1 to AppNet's Registration Statement on Form S-1, File No. 333-89877, filed October 28, 1999)

       3.2 Form of Amended and Restated Bylaws of AppNet, Inc. (Incorporated by reference to Exhibit 3.2 to Amendment No. 2 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 25, 1999)

       4.1 Form of certificate of common stock of AppNet Systems, Inc. (Incorporated by reference to Amendment No. 2 to Exhibit 4.1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 25, 1999)

       4.2 Registration Agreement, dated as of June 29, 1998, by and among AppNet Systems, Inc., GTCR Golder Rauner, L.L.C., Fairfax Management Company II, L.L.C., Smart Technology, L.L.C. and certain stockholders of AppNet, Inc. (Incorporated by reference to Exhibit 4.2 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed March 29, 1999)

       10.1 Purchase Agreement, dated as of June 29, 1998, as amended, by and among AppNet, Inc., Smart Technology, L.L.C. and GTCR Golder Rauner, L.L.C. (Incorporated by reference to Exhibit 10.1 to Amendment No. 5 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed June 15, 1999)

       10.2 Agreement of Purchase and Sale of Assets, dated March 12, 1998, by and between AppNet, Inc., Arbor Intelligent Systems, Inc., AppNet of Michigan, Inc. and Ronald Suarez, Robert Simms and Robert Royce for purchase and sale of substantially all of the assets of Arbor Intelligent Systems, Inc. (Incorporated by reference to Exhibit
              10.2 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

       10.3 Merger Agreement, dated June 31, 1998, by and among AppNet, Inc., SSC Acquisition Sub #1, Inc., Software Services Corporation and its stockholders for the purchase of all of the issued and outstanding capital stock of Software Services Corporation (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

       10.4 Merger Agreement, dated October 2, 1998, by and among AppNet, Inc., NMP Acquisition Sub #1, Inc., New Media Publishing, Inc. and its stockholders for the purchase of all of the issued and outstanding capital stock of New Media Publishing, Inc. (Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

       10.5 Agreement and Plan of Merger, dated September 17, 1998, by and among AppNet, Inc., AppNet/Century, Inc., Century Computing, Incorporated and its stockholders for the purchase of all of the issued and outstanding capital stock of Century Computing, Incorporated (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

       10.6 Stock Purchase Agreement, dated October 20, 1998, by and among AppNet, Inc., Research & Planning, Inc., Thomas H. Rauh and
              William Rosenfeld for the purchase of all of the issued and outstanding capital stock of Research & Planning, Inc. (Incorporated by reference to Exhibit 10.6 to amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

       10.7 Stock Purchase Agreement, dated as of November 25, 1998, by and among AppNet, Inc., The Kodiak Group, Inc. and its stockholders for the purchase of all of the issued and outstanding capital stock of The Kodiak Group, Inc. (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

       10.8 Stock Purchase Agreement, dated December 23, 1998, by and among AppNet, Inc., i33 communications corp., Drew Rayman and Enno Vandermeer for the purchase of all of the issued and outstanding capital stock of i33 communications corp. (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

       10.9 Merger Agreement, dated as of February 25, 1999, as amended, by and among AppNet, Inc., AppNet Sigma6, Inc., Sigma6, Inc. and the stockholders of Sigma6, Inc., for the purchase of all the issued and outstanding capital stock of Sigma6, Inc. (Incorporated by reference to Exhibit 10.9 to Amendment No. 3 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 28, 1999)

       10.10 Asset Purchase Agreement, dated as of March 1, 1999, by and among AppNet, Inc., Salzinger Acquisition Corp., ,Salzinger & Company, Inc. and Steven Salzinger for the purchase of substantially all of the assets of Salzinger & Company, Inc. (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

       10.11 Stock Purchase Agreement, dated as of March 22, 1999, by and among AppNet, Inc., Internet Outfitters, Inc. and its stockholders for the purchase of all of the issued and outstanding capital stock of Internet Outfitters, Inc. (Incorporated by reference to Exhibit
              10.11 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

       10.12 Asset Purchase Agreement, dated as of March 29, 1999, by and among AppNet, Inc., Transform Acquisition Corp., TransForm IT, Incorporated and John C. King, Thomas E. Hunt and Roy A. Chandler for the purchase of substantially all of the assets of TransForm IT, Incorporated (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

       10.13 Recapitalization Agreement, dated as of June 16, 1999, by and among AppNet, Inc. and owners of AppNet's preferred stock (Incorporated by reference to Exhibit 10.1 to AppNet's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

       10.14 Revolving Credit Agreement, dated as of January 8, 1999, by and among AppNet, Inc., BankBoston, N.A. and Antares Capital Corporation (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

       10.15 Limited Consent Letter Agreement, dated August 16, 1999, by BankBoston, N.A. and Antares Capital Corporation, and AppNet, Inc. and certain of its subsidiaries, relating to the Revolving Credit Agreement, dated as of January 8, 1999 (Incorporated by reference to Exhibit 10.3 to AppNet's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

       10.16 First Amendment to Revolving Credit Agreement, dated as of March 10, 1999, by and among AppNet, Inc., BankBoston, N.A. and Antares Capital Corporation (Incorporated by reference to Exhibit 10.16 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

       10.17 Second Amendment to Revolving Credit Agreement, dated as of May 24, 1999, by and among AppNet, Inc., Bank Boston, N.A. and Antares Capital Corporation (Incorporated by reference to Exhibit 10.15 to Amendment No. 3 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 28, 1999)

       10.18 Century Computing, Incorporated Incentive Stock Plan, as amended (Incorporated by reference to Exhibit 10.18 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

       10.19 AppNet, Inc. 1998 Stock Option and Incentive Plan (as amended and restated) (Incorporated by reference to Exhibit 10.19 to Amendment No. 2 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 25, 1999)

       10.20 AppNet, Inc. 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to AppNet's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

       10.21 Internet Outfitters, Inc. 1996 Incentive Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.21 to Amendment No. 1 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 13, 1999)

       10.22 Form of Senior Management Agreement, as amended (Incorporated by reference to Exhibit 10.22 to Amendment No. 3 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 28, 1999)

       10.23 Senior Management Agreement, dated as of June 29, 1998, by and between AppNet, Inc. and Ken S. Bajaj (Incorporated by reference to Exhibit 10.23 to Amendment No. 2 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 25, 1999)

       10.24 Letter Agreement, dated as of May 28, 1999, by and among AppNet, Inc., BankBoston, N.A. and Antares Capital Corporation (Incorporated by reference to Exhibit 10.24 to Amendment No. 3 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed May 28, 1999)

       21.1   Subsidiaries of AppNet, Inc. (Incorporated by reference to Exhibit
              21.1 to Amendment No. 4 to AppNet's Registration Statement on Form S-1, File No. 333-75205, filed June 10, 1999)

       23.1   Consent of Arthur Andersen LLP

       27.1   Financial Data Schedule (EDGAR version only)

       (99) Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (to be filed with the Commission under Regulation 14A and incorporated by reference herein to the extent indicated in this report)