Form 10-Q
period 2000-03-31
APPNET INC /DE/
filed 2000-05-05
CIK 1066197

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000
                                  or

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _________

                   Commission File Number: 000-26263


                             APPNET, INC.
                            --------------
        (Exact name of registrant as specified in its charter)



                 Delaware                                 52-2077860
                 --------                                 ----------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)


                            6707 Democracy Boulevard
                               Bethesda, MD 20817
                               ------------------
           (Address of principal executive offices including zip code)

                                 (301) 493-8900
                                 --------------
              (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]    No [ ]

          As of April 6, 2000, there were 33,945,874 outstanding shares of the Registrant's Common Stock, $0.0005 par value.

                             APPNET, INC.

                     QUARTERLY REPORT ON FORM 10-Q

                           TABLE OF CONTENTS


                                                                         Page
                                                                         ----
PART I. FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
Consolidated Balance Sheets at March 31, 2000 and December 31, 1999        3
Consolidated Statements of Operations for the three months ended
       March 31, 2000 and 1999                                             4
Consolidated Statements of Cash Flows for the three months ended
       March 31, 2000 and 1999                                             5
Notes to Consolidated Financial Statements                                 6
Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       10

PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                 13
Item 6. Exhibits and Reports on Form 8-K                                  14
Signature                                                                 15



          Unless otherwise indicated, all references to "AppNet," "we," "us" and
"our"  refer  to  AppNet,  Inc.  and,  after  our  respective   acquisitions  or
formations, its subsidiaries.

                                CAUTIONARY NOTICE
                      REGARDING FORWARD-LOOKING STATEMENTS

          This report contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact in this report, including statements regarding our competitive strengths, business strategy, expected benefits of any acquisition, future financial position, budgets, projected costs and plans and objectives of management are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "should," "intend," "estimate," "anticipate," "believe," "plan," "continue" or similar terminology. We undertake no obligation to publicly update or revise any forward-looking statements contained in this report. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those we express or imply in those forward-looking statements. These factors include those we describe in "Risk Factors" in our 1999 Annual Report on Form 10-K and elsewhere in this report, and these factors expressly qualify all written and oral forward-looking statements attributable to us.

PART I. FINANCIAL INFORMATION

Item I. Financial Statements

                             APPNET, INC.
                      CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                       March 31,    December 31,
                                                          2000           1999
                                                      -----------   ------------
ASSETS                                                (Unaudited)
Current assets:
     Cash and cash equivalents                         $  55,105     $ 66,549
     Accounts receivable, net                             36,010        31,661
     Other current assets                                  3,255         1,300
                                                       ---------     ---------
        Total current assets                              94,370        99,510

Property and equipment, net                               10,585         8,958
Intangible assets, net                                    83,517        97,247
Other assets                                               2,636         2,111
                                                       ---------     ---------
Total assets                                           $ 191,108     $ 207,826
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $   4,331     $   4,830
     Accrued liabilities                                  30,940        32,311
     Current portion  long-term debt                         838         1,063
                                                       ---------     ---------
        Total current liabilities                         36,109        38,204

Long-term debt, net of current portion                     3,516         3,516
Other long-term liabilities                                1,406         1,264
                                                       ---------     ---------
Total liabilities                                         41,031        42,984
                                                       ---------     ---------

Stockholders' equity:

Common  stock, $.0005 par value; 75,000,000 shares
authorized, 34,102,712 shares issued and 33,9601709
shares outstanding as of March 31, 2000 and
33,625,175 shares issued and 33,454,474 shares
outstanding as of December 31, 1999                           17            17
Additional paid-in capital                               262,126       257,542
Treasury stock                                               (43)          (51)
Notes receivable from management                            (503)         (503)
Deferred compensation                                       (351)         (383)
Accumulated deficit                                     (111,169)      (91,780)
                                                       ---------     ---------
Total stockholders' equity                               150,077       164,842

Total liabilities and stockholders' equity             $ 191,108     $ 207,826
                                                       =========     =========

        The accompanying notes are an integral part of these statements.

                                  APPNET, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                 (in thousands, except share and per share data)

                                                    Three months ended March 31,
                                                          2000           1999
                                                      -----------   ------------

Revenues                                              $   44,731        19,643
Cost of revenues                                          24,762        11,457
                                                      ----------    ----------

    Gross profit                                          19,969         8,186
Operating expenses:
    Selling and marketing                                  3,536         1,190
    General and administrative                            16,297         6,754
    Stock-based and acquisition-related compensation       5,115         2,487
    Depreciation and amortization                         14,847        12,735
                                                      ----------    ----------

             Total operating expenses                     39,795        23,166
                                                      ----------    ----------

Loss from operations                                     (19,826)      (14,980)

Interest income                                             (873)           (4)

Interest expense                                             167         1,266
                                                      ----------    ----------
Loss before income taxes                                 (19,120)      (16,242)
Income tax provision                                         270           100
                                                      ----------    ----------

Net loss                                                 (19,390)      (16,342)
Dividends on and accretion of preferred stock                  -        (1,039)
                                                      ----------    ----------
Net loss attributable to common stockholders          $  (19,390)   $  (17,381)
                                                      ==========    ==========

Basic and diluted net loss per common share           $    (0.57)   $    (0.88)
                                                      ==========    ==========

Weighted average common shares outstanding            33,841,997    19,722,559


        The accompanying notes are an integral part of these statements.


                                                     APPNET, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                                    (in thousands)

                                                                                        Three months ended March 31,
                                                                                           2000              1999
                                                                                        ----------         ---------
Cash flows from operating activities:
     Net loss                                                                           $  (19,390)        $ (16,342)
     Adjustments to reconcile net loss to net cash (used in)
         provided by operating activities:
         Amortization                                                                       13,730            12,289
         Depreciation                                                                        1,117               446
         Stock-based and acquisition-related compensation                                    5,115             2,487
         Change in assets and liabilities:
             Accounts receivable, net                                                       (4,349)           (3,131)
             Other current assets                                                           (1,955)              336
             Accounts payable                                                                 (499)           (1,106)
             Accrued liabilities                                                               457             6,524
                                                                                        ----------         ---------
                Net cash (used in) provided by operating activities                         (5,774)            1,503
                                                                                        ----------         ---------
Cash flows from investing activities:
     Purchase of property and equipment                                                     (2,538)             (923)
     Cash paid for acquired businesses, net of cash acquired                                (1,600)          (26,109)
     Payment of contingent consideration                                                    (2,343)                -
     Other assets                                                                             (732)             (218)
                                                                                        ----------         ---------
                Net cash used in investing activities                                       (7,213)          (27,250)
                                                                                        ----------         ---------
Cash flows from financing activities:
     Repayments of long-term debt                                                           (1,041)                -
     Borrowings under credit facilities                                                          -            59,400
     Repayments of credit facilities                                                             -           (37,461)
     Debt issue costs                                                                            -              (621)
     Proceeds from issuance of common stock                                                      -               375
     Proceeds from issuance of preferred stock                                                   -             7,046
     Proceeds from Employee Stock Purchase Plan                                                855                 -
     Proceeds from exercise of stock options                                                 1,729               215
                                                                                        ----------         ---------
                Net cash provided by financing activities                                    1,543            28,954
                                                                                        ----------         ---------
Net (decrease) increase in cash                                                            (11,444)            3,207
Cash and cash equivalents, beginning of period                                              66,549             2,447
                                                                                        ----------         ---------

Cash and cash equivalents, end of period                                                $   55,105         $   5,654
                                                                                        ==========         =========
Supplementary information:
     Cash paid for income taxes                                                         $      804         $       -
                                                                                        ==========         =========
     Cash paid for interest                                                             $       52         $     157
                                                                                        ==========         =========

                           The accompanying notes are an integral part of these statements.

                             AppNet, Inc.

              Notes to Consolidated Financial Statements

                              (Unaudited)

1.   Basis Of Presentation

          The accompanying consolidated financial statements of AppNet, Inc. and its subsidiaries (the "Company") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K, which includes consolidated financial statements and the notes thereto for the years ended December 31, 1999 and 1998. The consolidated operating results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

2.   Acquisitions

          During the three months ended March 31, 1999, the Company acquired five businesses, which included: i33 communications corp. for approximately $21.6 million with a combination of cash and promissory notes that were converted into shares of Company common stock in December 1999; Sigma6, Inc. ("Sigma6") for approximately $2.5 million with a combination of cash and shares of our common stock; Salzinger & Company ("Salzinger") for approximately $8.5 million with a combination of cash and shares of our common stock; Internet Outfitters, Inc. for approximately $9.5 million with a combination of cash, shares of our common stock and options to purchase shares of our common stock; and TransForm IT, Incorporated for approximately $5.1 million with a combination of cash and shares of our common stock. The accounts of the businesses acquired are included in the accompanying consolidated financial statements from the date of their respective acquisitions. The following unaudited pro forma consolidated amounts give effect to the five acquisitions that occurred during the three months ended March 31, 1999, as if they had occurred on January 1, 1999, by consolidating the results of operations of the acquired businesses with the results of AppNet for the three months ended March 31, 1999 (in thousands, except per share data). The pro forma amounts do not purport to be indicative of the results of operations that would have been achieved had the transactions been in effect as of the beginning of 1999 and should not be construed as being representative of future results of operations.
                                                              For the three
                                                              months ended
                                                              March 31, 1999
                                                              --------------
Revenues                                                         $ 22,271
Net loss  attributable to common stockholders                     (17,731)
Basic and diluted net loss per share                                (0.87)

Contingent Payments

          In January 2000, the Company paid a portion of the contingent consideration related to its acquisition of New Media Publishing, Inc. ("NMP"). Of the portion paid, $5.1 million was paid in cash to the former shareholders and employees, a note payable of approximately $0.8 million, which accrues interest at 9% and is due January 2001, was issued for the remaining cash portion payable to a former shareholder, 334,762 shares of the Company's common stock were issued to the former shareholders and options to purchase 88,523 shares of the Company's common stock at $11.70 per share were issued to certain employees. Of the remaining portion payable in cash, approximately $0.8 million will be paid in May 2000 and approximately $2.4 million, including the note payable discussed above, will be paid in January 2001 if certain former NMP employees remain employed by AppNet through September 2000. The remaining portion payable in stock, approximately 255,000 shares, will be issued in January 2001 if certain former NMP employees remain employed by AppNet through September 2000. During the three months ended March 31, 2000, the Company incurred approximately $2.8 million in stock-based compensation expense related to these contingent payments.

                             AppNet, Inc.

                              (Unaudited)

2.   Acquisitions (continued)

          In connection with the Company's acquisition of Sigma6 in March 1999, the former Sigma6 stockholders were also entitled to a contingent payment of $2.8 million based on the achievement of agreed-upon performance criteria during the 12-month period ending on December 31, 1999. The contingent payment, $1.4 million in cash and $1.4 million in Company common stock, or approximately 65,000 shares, was made in April 2000. During the three months ended March 31, 2000, the Company incurred approximately $0.6 million in stock-based compensation expense related to this contingent payment.

          The Company may be required to make contingent payments of up to $5.0 million in cash or, at the seller's option, cash and Company common stock, to the former stockholders of Salzinger if certain performance criteria are met during any consecutive twelve-month period during the period from April 1, 1999 to September 30, 2000. The amount of this payment will depend on the level of achievement of the operating targets and the market price of the Company's common stock. Further, the former stockholders must remain employed by the Company in order to remain eligible to receive these payments. During the three months ended March 31, 2000, the Company incurred approximately $1.3 million in stock-based compensation expense related to this contingent payment.

3.   Accounts Receivable

      Accounts receivable consist of the following (in thousands):

                                                      March 31,    December 31,
                                                        2000           1999
                                                      ---------    ------------
Accounts receivable                                   $28,309         $24,777
Unbilled accounts receivable                           13,447           8,831
Allowance for doubtful accounts                        (5,746)         (1,947)
                                                      -------         -------
     Accounts receivable, net                         $36,010         $31,661
                                                      =======         =======

          In March 2000, as a result of the parent company of one of the Company's customers discontinuing the operations of that customer, the Company recorded a reserve of $3.4 million against amounts outstanding due from that customer. The Company intends to aggressively pursue all legal opportunities available to collect the receivable.

4.  Accrued Liabilities

      Accrued liabilities consist of the following (in thousands):

                                                      March 31,    December 31,
                                                        2000           1999
                                                      ---------    ------------
Accrued compensation and benefits                     $ 5,600         $ 4,851
Payments due to former shareholders of
 Acquired Businesses                                       --           1,600
Accrued stock-based and acquisition-related
 compensation                                          13,867          16,816
Other accrued liabilities                              11,473           9,044
                                                      -------         -------
     Total accrued liabilities                        $30,940         $32,311
                                                      =======         =======

                             AppNet, Inc.

                              (Unaudited)

5.   Earnings Per Share

          Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," requires the presentation of basic and diluted earnings per share. Basic net income (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted net income (loss) per share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are antidilutive. Approximately 157,000 shares of Company common stock that are contingently payable pursuant to the acquisition agreements are not included in the calculation of weighted average shares outstanding for the period presented, as circumstances may arise in which the shares would not be issued. In addition, the impact of potentially dilutive securities, which include approximately 1,057,000 stock options outstanding (on an incremental and weighted average basis), approximately 64,000 contingent shares to be issued in January 2001 and approximately 70,000 warrants are excluded from diluted earnings per share due to their antidilutive effect as of March 31, 2000.

6.   Segment Information

          During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 requires a business enterprise, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented.

7.   Litigation and Claims

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

          In connection with the Company's acquisition of Internet Outfitters, Inc., approximately $1.45 million of the purchase price in the form of shares of Company common stock, based upon the fair value of $17.10 per share at the date of acquisition, was pledged to the Company and escrowed to be available to satisfy any potential liability in connection with a license dispute. The Company also held back $750,000 of the cash purchase price to be used to satisfy this and any other indemnification claims. During the three months ended March 31, 2000, the license dispute was settled with no financial consequences to the Company. The shares of Company common stock pledged and escrowed and the cash purchase price held back in connection with the license dispute are no longer escrowed and were released in March 2000.

          In November 1999, a former employee filed suit against the Company and its Chief Executive Officer in state court in Michigan. The case was removed to the United States District Court for the Eastern District of Michigan. The plaintiff alleges a breach of contract and fraud in connection with the former employee's employment agreement with the Company, and improper interference with the former employee's efforts to sell shares of the Company's common stock. The former employee is seeking monetary damages in connection with these claims. On March 21, 2000, the court dismissed some of the former employee's claims and tentatively dismissed the fraud claims while allowing the former employee to replead. The court indicated that the former employee will be permitted to pursue the claim for interference with the effort to sell shares of the Company's common stock. The Company intends to contest the claims vigorously. At this time, the Company is not able to reasonably estimate the amount of loss, if any, that will be incurred as a consequence of this lawsuit.

                             AppNet, Inc.

                              (Unaudited)

7.   Litigation and Claims (continued)

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

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

          The following discussion and analysis compares the three-month period ended March 31, 2000 to the corresponding period ended March 31, 1999 for AppNet, Inc. and its subsidiaries ("AppNet," the "Company," "we," "us" or "our") and should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report. You are also encouraged to review the information contained in the Cautionary Notice Regarding Forward-Looking Statements on the Table of Contents page of this report.

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

          The goal in founding AppNet was to build a company that could offer a comprehensive range of e-business professional services. We began by developing a detailed strategic plan that identified the specific professional services that are required to provide clients with end-to-end e-business solutions. These services were strategy consulting, interactive marketing, e-business application development, e-business integration and e-business outsourcing. We then identified a group of companies that excelled in providing services in one or more of these professional services areas. After reviewing and evaluating over 100 companies, we ultimately acquired a set of companies that fit together strategically and culturally and that, as integrated with one another, design, develop, implement and manage end-to-end e-business solutions.

          We acquired five companies during the first quarter of 1999, which included: i33 communications corp. for approximately $21.6 million with a combination of cash and promissory notes that were converted in December 1999; Sigma6, Inc. ("Sigma6") for approximately $2.5 million with a combination of cash and shares of our common stock; Salzinger & Company ("Salzinger") for approximately $8.5 million with a combination of cash and shares of our common stock; Internet Outfitters, Inc. for approximately $9.5 million with a combination of cash, shares of our common stock and options to purchase shares of our common stock; and TransForm IT, Incorporated for approximately $5.1 million with a combination of cash and shares of our common stock.


Results Of Operations

Three Months Ended March 31, 2000 Compared To The Three Months Ended March 31, 1999

          Revenues. Revenue for the three months ended March 31, 2000 increased $25.1 million to $44.7 million from $19.6 million for the three months ended March 31, 1999, primarily due to internal growth and the inclusion of a full three months of operations of the companies we acquired during the first quarter of 1999.

          Cost of revenues. Cost of revenues for the three months ended March 31, 2000 increased $13.3 million to $24.8 million from $11.5 million for the three months ended March 31, 1999. The increase in cost of revenues was primarily driven by an increase in billable headcount resulting from the acquisitions that occurred during 1998 and 1999, as well as internally generated headcount. As a percentage of revenues, cost of revenues for the three months ended March 31, 2000 decreased to 55% from 58% for the three months ended March 31, 1999 due to an increase in utilization and hourly bill rates in the first quarter of 2000 compared to the first quarter of 1999.

          Selling and marketing. Selling and marketing expenses for the three months ended March 31, 2000 increased $2.3 million to $3.5 million from $1.2 million for the three months ended March 31, 1999. As a percentage of revenue, selling and marketing expenses for the three months ended March 31, 2000 increased to 8% from 6% for the three months ended March 31, 1999. The increase in selling and marketing expenses is a result of the development of our corporate sales and marketing staff, the expansion of our marketing strategy and the promotion of our brand identity during the first quarter of 2000, as well as the inclusion of a full three months of operations of the companies we acquired in the first quarter of 1999.

          General and administrative. General and administrative expenses for the three months ended March 31, 2000 increased $9.5 million to $16.3 million from $6.8 million for the three months ended March 31, 1999. The increase in general and administrative expenses is a result of the build up of corporate infrastructure in the first quarter of 2000 to support the growth of the Company. Further, in March 2000, AppNet recognized a bad debt charge of approximately $3.4 million related to a receivable due from a customer because the parent company of the customer discontinued the operations of the customer. We intend to aggressively pursue all legal opportunities available to collect the receivable. As a result of anticipated additional hiring costs associated with the continued growth of our business, our general and administrative expenses are expected to continue to increase during 2000, although they may decline as a percentage of our revenues. As a percentage of revenue, general and administrative expenses for the three months ended March 31, 2000, excluding the $3.4 million bad debt charge, decreased to 29% from 34% for the three months ended March 31, 1999.

          Stock-based and acquisition-related compensation. Stock-based and acquisition-related compensation expense for the three months ended March 31, 2000 increased $2.6 million to $5.1 million from $2.5 million for the three months ended March 31, 1999. The compensation charge during the three months ended March 31, 2000 is primarily attributable to the contingent payments due to former shareholders of businesses acquired that must remain employed by AppNet to receive the contingent payments.

          Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2000 increased $2.1 million to $14.8 million from $12.7 million for the three months ended March 31, 1999. The increase is primarily due to the amortization of intangible assets resulting from the acquisitions made during 1999. Further, the increase in amortization expense for the three months of March 31, 2000 as compared to the three months of March 31, 1999 is due to an increase in goodwill related to the recording of certain contingent payments as additional purchase price. Our goodwill and related amortization may increase in future periods if AppNet is required to pay additional consideration for its acquisitions based on the attainment of certain operating targets.

          Interest income. Interest income for the three months ended March 31, 2000 was $0.9 million and is attributable to higher cash balances during 2000 as a result of our public stock offerings in June and November 1999.

          Interest expense. Interest expense for the three months ended March 31, 2000 decreased $1.1 million to $0.2 million from $1.3 million for the three months ended March 31, 1999 due to the repayment of borrowings under our credit facility with proceeds from our public stock offerings in June and November 1999 and the repayment or conversion during 1999 and the first quarter of 2000 of notes payable issued to sellers of businesses acquired.

          Income tax provision. The provision for income taxes for the three months ended March 31, 2000 increased $0.2 million to $0.3 million from $0.1 million for the three months ended March 31, 1999. The provision for income taxes for the three months ended March 31, 2000 and 1999 relates to state income taxes and the increase for the three months ended March 31, 2000 from the three months ended March 31, 1999 is attributable to the growth of our business.

Liquidity And Capital Resources

          At March 31, 2000, we had approximately $55.1 million in cash and cash equivalents. We have financed our operations and acquisitions primarily through the issuance of common stock, borrowings under credit facilities and the issuance of preferred stock. For the three months ended March 31, 2000, cash used by operations was $5.8 million. For the three months ended March 31, 1999, cash provided by operations was $1.5 million.

          For the three months ended March 31, 2000 and 1999, cash used in investing activities was $7.2 million and $27.3 million, respectively. The principal use of cash in investing activities during the three months of March 31, 2000 was as follows: to make approximately $5.1 million in payments for contingent consideration related to our acquisition of New Media Publishing, Inc. ("NMP"), of which $2.3 million is included in investing activities due to it considered as additional purchase price and the remaining $2.8 is included in accrued liabilities in operating activities; to repay $1.6 million withheld from owners of other acquired businesses due to the resolution of certain employment contingencies; and to make purchases of property and equipment to build the infrastructure to support our growth. The principal use of cash in investing activities during the three months of March 31, 1999 was to finance the acquisitions that occurred in the first quarter of 1999. As we continue to grow our business and build the infrastructure to support our growth, we expect to use cash from operations to fund the continued growth and to fund selling and marketing activities.

          Net cash provided by financing activities was $1.5 million and $29.0 million for the three months ended March 31, 2000 and 1999, respectively. During the first quarter of 1999, we received proceeds of $7.6 million from the issuance of our preferred stock, common stock and the exercise of stock options. We had borrowings under our credit facilities of $59.4 million, offset by repayments of $37.5 million and debt issue costs of $0.6 million during the three months ended March 31, 1999. During the first quarter of 2000, we received proceeds of $1.7 million from the exercise of stock options and $0.9 million related to our Employee Stock Purchase Plan, offset by debt repayments of $1.0 million.

          In January 2000, we paid a portion of the contingent consideration related to our acquisition of NMP. Of the portion paid, $5.1 million was paid in cash to the former shareholders and employees, a note payable of approximately $0.8 million, which accrues interest at 9% and is due January 2001, was issued for the remaining cash portion payable to a former shareholder, 334,762 shares of the our common stock were issued to the former shareholders and options to purchase 88,523 shares of the our common stock at $11.70 per share were issued to certain employees. Of the remaining portion payable in cash, approximately $0.8 million will be paid in May 2000 and approximately $2.4 million, including the note payable discussed above, will be paid in January 2001 if certain former NMP employees remain employed by AppNet through September 2000. The remaining portion payable in stock, approximately 255,000 shares, will be issued in January 2001 if certain former NMP employees remain employed by AppNet through September 2000. During the three months ended March 31, 2000, we incurred approximately $2.8 million in stock-based compensation expense related to these contingent payments. We expect to incur approximately $3.3 million in additional stock-based compensation expense during 2000 related to these contingent payments.

          In connection with our acquisition of Sigma6, the former Sigma6 stockholders were also entitled to a contingent payment of $2.8 million based on the achievement of agreed-upon performance criteria during the 12-month period ending on December 31, 1999. The contingent payment, $1.4 million in cash and $1.4 million in our common stock, or approximately 65,000 shares, was made in April 2000. During the three months ended March 31, 2000, we incurred approximately $0.6 million in stock-based compensation expense related to this contingent payment.

          We may be required to make contingent payments of up to $5.0 million in cash or, at the seller's option, cash and our common stock, to the former stockholders of Salzinger if certain performance criteria are met during any consecutive twelve-month period during the period from April 1, 1999 to September 30, 2000. The amount of this payment will depend on the level of achievement of the operating targets and the market price of our common stock. Further, the former stockholders must remain employed by AppNet in order to remain eligible to receive these payments. During the three months ended March 31, 2000, we incurred approximately $1.3 million in stock-based compensation expense related to this contingent payment. At this time, we are not able to reasonably estimate the additional amount of stock-based compensation expense to be incurred during 2000 related to this contingent payment due to possible future fluctuations in the market price of our common stock and the level of achievement of the operating targets.

          Our capital expenditures for the three months ended March 31, 2000 and 1999 were approximately $2.5 million and $0.9 million, respectively. Historically, capital expenditures have been used to make leasehold improvements to our leased office space and to purchase computer hardware and software and furniture and fixtures. We do not have any material commitments for capital expenditures for the foreseeable future. However, we do plan to make capital expenditures, which may include expenditures for leasehold improvements to office space, computer equipment, software and furniture and fixtures.

          Based upon current expectations, we believe our available cash balances, amounts that may be borrowed under our credit facility ($20.0 million as of March 31, 2000) and cash flow from our operations will be adequate for us to meet our capital requirements, to finance the cash portion of our contingent payments and pursue our business strategy for the next 18 months. To the extent we are unable to fund our operations from our available cash balances, cash flows and existing credit facility during or following the next 18 months, we may need to obtain financing from external sources either by issuing additional equity or incurring additional indebtedness, although additional financing may not be available.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               Exhibit      Description
               -------      -----------

               10.1 Third Amendment to Revolving Credit Agreement, dated as of October 25, 1999, by and among AppNet, Inc., Bank Boston, N.A. and Antares Capital Corporation.

               10.2 Fourth Amendment to Revolving Credit Agreement, dated as of March 31, 2000, by and among AppNet, Inc., Fleet National Bank (formerly known as Bank Boston, N.A.) and Antares Capital Corporation.

               27        Financial Data Schedule.

          (b) Reports on Form 8-K filed during the three months ended March 31, 2000:

               The Company filed a Form 8-K dated March 30, 2000 to file the audited financial statements of i33 communications corp., Salzinger & Company, Inc. and Internet Outfitters, Inc., which were acquired by AppNet in 1999. These financial statements were filed under Item 7 of Form 8-K pursuant to the requirements of Staff Accounting Bulletin No. 80 ("SAB No. 80"). As permitted by SAB No. 80, the audited financial statements for these corporations for the periods from January 1, 1999 through their respective acquisition dates were not included in the Company's Registration Statement on Form S-1 filed in connection with the Company's June 1999 initial public offering.

Signature

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned thereunto duly authorized.

                                        APPNET, INC.


Date:  May 5, 2000                      By: /s/ Jack Pearlstein
                                        --------------------------------------
                                        Jack Pearlstein
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                        (On behalf of the registrant and
                                        as principal financial officer)

                                  APPNET, INC.

                       Exhibit Index to Quarterly Report
                     On Form 10-Q for the Quarterly Period
                              Ended March 31, 2000


               Exhibit      Description
               -------      -----------

               10.1 Third Amendment to Revolving Credit Agreement, dated as of October 25, 1999, by and among AppNet, Inc., Bank Boston, N.A. and Antares Capital Corporation.

               10.2 Fourth Amendment to Revolving Credit Agreement, dated as of March 31, 2000, by and among AppNet, Inc., Fleet National Bank (formerly known as Bank Boston, N.A.) and Antares Capital Corporation.

               27        Financial Data Schedule.