Form 10-Q
period 2000-06-30
APPNET INC /DE/
filed 2000-08-11
CIK 1066197

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000
                                  or

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

                             Yes [X]    No [ ]

          As of August 2, 2000, there were 34,101,897 outstanding shares of the Registrant's Common Stock, $0.0005 par value.

                                  APPNET, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION
Item 1.   Unaudited Consolidated Financial Statements
          Consolidated Balance Sheets at June 30, 2000 and
               December 31, 1999                                             3
          Consolidated Statements of Operations for the three months ended June 30, 2000 and 1999 and the six months
               ended June 30, 2000 and 1999                                  4
          Consolidated Statements of Cash Flows for the six months
               ended June 30, 2000 and 1999                                  5
          Notes to Consolidated Financial Statements                         6
Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                11

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings                                                 16
Item 4.   Submission of Matters to a Vote of Security Holders               17
Item 6.   Exhibits and Reports on Form 8-K                                  18
Signatures                                                                  19


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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                         APPNET, INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except share and per share data)

                                                                                               June 30,        December 31,
                                                                                                 2000             1999
                                                                                             -----------       -----------
ASSETS                                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                                                $   41,178        $   66,549
     Accounts receivable, net                                                                     47,576            31,661
     Other current assets                                                                          3,344             1,300
                                                                                             -----------       -----------
        Total current assets                                                                      92,098            99,510

Property and equipment, net                                                                       14,800             8,958
Intangible assets, net                                                                            70,477            97,247
Other assets                                                                                       5,031             2,111
                                                                                             -----------       -----------
        Total assets                                                                          $  182,406        $  207,826
                                                                                             ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                         $    4,720        $    4,830
     Accrued liabilities                                                                          32,609            32,311
     Current portion of long-term debt                                                               823             1,063
                                                                                             -----------       -----------
        Total current liabilities                                                                 38,152            38,204

Long-term debt, net of current portion                                                             3,516             3,516
Other long-term liabilities                                                                        1,410             1,264
                                                                                             -----------       -----------
Total liabilities                                                                                 43,078            42,984
                                                                                             -----------       -----------

Stockholders' equity:

Common stock, $.0005 par value; 75,000,000 shares authorized, 34,188,828 shares issued and 34,037,174 are outstanding as of June 30, 2000 and 33,625,175 shares
issued and 33,454,474 shares outstanding as of December 31, 1999                                      17                17
Additional paid-in capital                                                                       267,521           257,542
Treasury stock                                                                                      (284)              (51)
Notes receivable from management                                                                    (167)             (503)
Deferred compensation                                                                               (320)             (383)
Accumulated deficit                                                                             (127,439)          (91,780)
                                                                                             -----------       -----------

Total stockholders' equity                                                                       139,328           164,842
                                                                                             -----------       -----------

Total liabilities and stockholders' equity                                                    $  182,406        $  207,826
                                                                                             ===========       ===========

        The accompanying notes are an integral part of these statements.

                                                         APPNET, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                       (in thousands, except share and per share data)

                                                            Three months ended June 30,        Six months ended June 30,
                                                               2000             1999             2000             1999
                                                           -----------       -----------      -----------      -----------
Revenues                                                   $    51,157            25,063      $    95,888           44,706
Cost of revenues                                                27,174            14,220           51,936           25,677
                                                           -----------       -----------      -----------      -----------

       Gross profit                                             23,983            10,843           43,952           19,029
Operating expenses:
       Selling and marketing                                     5,625             1,594            9,161            2,784
       General and administrative                               15,203             7,957           31,500           14,711
       Stock-based and acquisition-related compensation          5,439             5,464           10,555            7,951
       Depreciation and amortization                            14,461            15,104           29,308           27,839
                                                           -----------       -----------      -----------      -----------
             Total operating expenses                           40,728            30,119           80,524           53,285
                                                           -----------       -----------      -----------      -----------

Loss from operations                                           (16,745)          (19,276)         (36,572)         (34,256)

Interest income                                                   (744)                -           (1,617)               -
Interest expense                                                   144             2,479              311            3,741
Other expense, net                                                   -               558                -              558
                                                           -----------       -----------      -----------      -----------
Loss before income taxes                                       (16,145)          (22,313)         (35,266)         (38,555)
Income tax provision                                               122                50              392              150
                                                           -----------       -----------      -----------      -----------
Net loss                                                       (16,267)          (22,363)         (35,658)         (38,705)
Dividends on and accretion of preferred stock                        -            (1,100)               -           (2,139)
                                                           -----------       -----------      -----------      -----------
Net loss attributable to common stockholders               $  (16,267)       $   (23,463)     $   (35,658)     $   (40,844)
                                                           ===========       ===========      ===========      ===========

Basic and diluted net loss per common share                $    (0.48)       $     (1.09)     $     (1.05)     $     (1.97)
                                                           ===========       ===========      ===========      ===========

Weighted average common shares outstanding                  34,067,780        21,579,874       33,955,099       20,681,104
                                                           ===========       ===========      ===========      ===========



        The accompanying notes are an integral part of these statements.


                                                         APPNET, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                        (in thousands)
                                                                                               Six months ended June 30,
                                                                                                2000              1999
                                                                                             -----------       -----------
Cash flows from operating activities:
    Net loss                                                                                  $  (35,658)       $  (38,705)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Amortization                                                                              26,770            26,847
        Depreciation                                                                               2,538               992
        Stock-based and acquisition-related compensation                                          10,555             7,951
        Write-off of deferred financing costs                                                          -               559
        Beneficial conversion charge                                                                   -             1,052
        Change in assets and liabilities:
           Accounts receivable, net                                                              (15,915)           (9,347)
           Other current assets                                                                   (2,044)             (100)
           Accounts payable                                                                         (110)             (475)
           Accrued liabilities                                                                     3,865             7,754
                                                                                             -----------       -----------
              Net cash used in operating activities                                               (9,999)           (3,472)
                                                                                             -----------       -----------
Cash flows from investing activities:
    Purchase of property and equipment                                                            (7,878)           (2,451)
    Cash paid for acquired businesses, net of cash acquired                                       (1,600)          (26,181)
    Payment of contingent consideration                                                           (5,294)                -
    Other assets                                                                                  (3,422)             (437)
                                                                                             -----------       -----------
              Net cash used in investing activities                                              (18,194)          (29,069)
                                                                                             -----------       -----------
Cash flows from financing activities:
    Repayments of long-term debt                                                                  (1,057)             (153)
    Borrowings under credit facilities                                                                 -            68,500
    Repayments of credit facilities                                                                    -           (97,861)
    Debt issue costs                                                                                   -              (628)
    Proceeds from issuance of common stock                                                             -               375
    Net proceeds from initial public offering                                                          -            64,119
    Proceeds from issuance of shares sold to management                                               89                 -
    Repurchase of common stock                                                                         -               (22)
    Proceeds from issuance of preferred stock                                                          -             7,046
    Proceeds from Employee Stock Purchase Plan                                                     1,436                 -
    Proceeds from exercise of stock options                                                        2,354               215
                                                                                             -----------       -----------
              Net cash provided by financing activities                                            2,822            41,591
                                                                                             -----------       -----------
Net (decrease) increase in cash                                                                  (25,371)            9,050
Cash and cash equivalents, beginning of period                                                    66,549             2,447
                                                                                             -----------       -----------
Cash and cash equivalents, end of period                                                      $   41,178        $   11,497
                                                                                             ===========       ===========
Supplementary information:
    Cash paid for income taxes                                                                $      807        $      156
                                                                                             ===========       ===========
    Cash paid for interest                                                                    $       77        $    2,044
                                                                                             ===========       ===========


        The accompanying notes are an integral part of these statements.

                                  AppNet, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

1.  Basis Of Presentation

          The accompanying consolidated financial statements of AppNet, Inc. and its subsidiaries (the "Company") are unaudited and include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the Company's 1999 Annual Report on Form 10-K, which includes consolidated financial statements and the notes thereto for the years ended December 31, 1999 and 1998. The consolidated operating results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2000.

2.  Acquisitions

          During the six months ended June 30, 1999, the Company acquired five businesses, which included: i33 communications corp. for approximately $21.6 million with a combination of cash and promissory notes that were converted into shares of Company common stock in December 1999; Sigma6, Inc. ("Sigma6") for approximately $2.5 million with a combination of cash and shares of our common stock; Salzinger & Company ("Salzinger") for approximately $8.5 million with a combination of cash and shares of our common stock; Internet Outfitters, Inc. for approximately $9.5 million with a combination of cash, shares of our common stock and options to purchase shares of our common stock; and TransForm IT, Incorporated for approximately $5.1 million with a combination of cash and shares of our common stock. The accounts of the businesses acquired are included in the accompanying consolidated financial statements from the date of their respective acquisitions. The following unaudited pro forma consolidated amounts give effect to the five acquisitions that occurred during the six months ended June 30, 1999, as if they had occurred on January 1, 1999, by consolidating the results of operations of the acquired businesses with the results of AppNet for the six months ended June 30, 1999 (in thousands, except per share data). The pro forma amounts do not purport to be indicative of the results of operations that would have been achieved had the transactions been in effect as of the beginning of 1999 and should not be construed as being representative of future results of operations.

                                                          For the six
                                                         months ended
                                                         June 30, 1999
                                                        ---------------
Revenues                                                    $ 47,334
Net loss attributable to common stockholders                 (41,194)
Basic and diluted net loss per share                           (1.97)

Contingent Payments

          In January 2000, the Company paid a portion of the contingent consideration related to its acquisition of New Media Publishing, Inc. ("NMP"). Of the portion paid, $5.1 million was paid in cash to the former shareholders and employees, a note payable of approximately $0.8 million, which accrues interest at 9% and is due January 2001, was issued for the remaining cash portion payable to a former shareholder, 334,762 shares of the Company's common stock were issued to the former shareholders and options to purchase 88,523 shares of the Company's common stock at $11.70 per share were issued to certain employees. Of the remaining portion payable in cash, approximately $0.8 million was paid in May 2000 and approximately $0.8 million was paid in June 2000. Approximately $1.6 million, including the note payable discussed above, will be paid in January 2001 if certain former NMP employees remain employed by AppNet through September 2000. The remaining portion payable in stock, approximately 255,000 shares, will be issued in January 2001 if certain former NMP employees remain employed by AppNet through September 2000. During the six months ended June 30, 2000, the Company incurred approximately $5.4 million in stock-based compensation expense related to these contingent payments.

                                  AppNet, Inc.

                                   (Unaudited)

2.  Acquisitions (continued)

Contingent Payments (continued)

          In connection with the Company's acquisition of Sigma6 in March 1999, the former Sigma6 stockholders were entitled to a contingent payment of $2.8 million based on the achievement of agreed-upon performance criteria during the 12-month period ending on December 31, 1999. The contingent payment, $1.4 million in cash and $1.4 million in Company common stock, or approximately 65,000 shares, was made in April 2000. During the six months ended June 30, 2000, the Company incurred approximately $0.6 million in stock-based compensation expense related to this contingent payment.

          In connection with the Company's acquisition of Salzinger in March 1999, the Company may be required to make contingent payments of up to $5.0 million in cash or, at the seller's option, cash and Company common stock, to the former stockholders of Salzinger if certain performance criteria are met during any consecutive twelve-month period during the period from April 1, 1999 to September 30, 2000. The amount of this payment will depend on the level of achievement of the operating targets. Further, the former stockholders must remain employed by the Company through September 2000 in order to remain eligible to receive these payments. During the six months ended June 30, 2000, the Company incurred approximately $3.1 million in stock-based compensation expense related to this contingent payment.

3.  Accounts Receivable

          Accounts receivable consist of the following (in thousands):

                                                                          June 30,       December 31,
                                                                           2000             1999
                                                                       -------------    -------------
Accounts receivable                                                     $    39,679       $   24,777
Unbilled accounts receivable                                                 14,543           8,831
Allowance for doubtful accounts                                              (6,646)          (1,947)
                                                                       -------------    -------------
     Accounts receivable, net                                           $    47,576       $   31,661
                                                                       =============    ==============


          In March 2000, as a result of the parent company of one of the Company's customers discontinuing the operations of that customer, the Company recorded a reserve of $3.4 million against amounts outstanding due from that customer.

4.  Accrued Liabilities

          Accrued liabilities consist of the following (in thousands):

                                                                          June 30,       December 31,
                                                                           2000             1999
                                                                       -------------    -------------
Accrued compensation and benefits                                       $     6,175       $    4,851
Payments due to former shareholders of Acquired Businesses                       --            1,600
Accrued stock-based and acquisition-related compensation                     12,049           16,816
Other accrued liabilities                                                    14,385            9,044
                                                                       -------------    -------------
     Total accrued liabilities                                          $    32,609       $   32,311
                                                                       =============    =============

                                  AppNet, Inc.

                                   (Unaudited)

5.  Earnings Per Share

          Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share," requires the presentation of basic and diluted earnings per share. Basic net income (loss) per share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. The diluted net income (loss) per share data is computed using the weighted average number of common shares outstanding plus the dilutive effect of common stock equivalents, unless the common stock equivalents are antidilutive. Approximately 64,000 shares of Company common stock that are contingently payable pursuant to the acquisition agreements are not included in the calculation of weighted average shares outstanding for the periods presented, as circumstances may arise in which the shares would not be issued. In addition, the impact of potentially dilutive securities, which include approximately 7.6 million stock options outstanding, approximately 64,000 contingent shares to be issued in January 2001 and approximately 70,000 warrants are excluded from diluted earnings per share due to their antidilutive effect as of June 30, 2000.

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

          In November 1999, a former employee filed suit against the Company and its Chief Executive Officer in state court in Michigan. The case was removed to the United States District Court for the Eastern District of Michigan. On March 31, 2000, the former employee filed an amended complaint alleging breach of contract, fraud in the inducement and tortiuous interference with business relationship and expectancy. Further, the former employee seeks to recover the market value of all shares held as of March 2000, the market value of shares that the Company allegedly prevented him from selling, and lost salary, bonuses and benefits. The Company is contesting the claims vigorously. At this time, the Company is not able to reasonably estimate the amount of costs or losses, if any, that will be incurred as a consequence of this lawsuit.

          On June 20, 2000, a purported class action was filed in the Court of Chancery of the State of Delaware in and for New Castle County by a stockholder of AppNet. The Class Action Complaint filed names the Company and certain members of its Board of Directors as defendants and alleges, among other things, that the approval of the pending transaction with Commerce One, Inc. (see Note
8) by the named directors breached their respective fiduciary duties because the transaction provides inadequate consideration that does not reflect the true value of the Company. The complaint requests that the Chancery Court, among other things, declare that the action may be maintained as a class action, enjoin the named directors from taking any action in furtherance of the pending Commerce One transaction, and award of unspecified monetary damages and the costs of the action, including plaintiff's reasonable

                                  AppNet, Inc.

                                   (Unaudited)


7. Litigation and Claims (continued)

attorney, accountant and expert fees. Neither the Company nor, to its knowledge, any of the named directors have been served with the complaint. The Company believes the action is without merit and intends to vigorously contest the allegations set forth in the complaint. At this time, the Company is not able to reasonably estimate the amount of costs or losses, if any, it may incur in connection with this lawsuit.

          In July 2000, the trustee of a former customer of the Company that is in bankruptcy proceedings filed an action to void preferential transfers by the customer to the Company for the 90 days prior to the date the customer filed for bankruptcy. The Company intends to contest the claims vigorously. At this time, the Company is not able to reasonably estimate the amount of costs or losses, if any, that will be incurred as a consequence of this lawsuit.

8.  Merger Agreement

          On June 20, 2000, the Company entered into an Agreement and Plan of Merger and Reorganization, dated as of June 20, 2000 (the "Merger Agreement"), by and among Commerce One, Inc., a Delaware Corporation ("Commerce One"), Constitution Acquisition Corporation, a Delaware Corporation and a wholly owned subsidiary of Commerce One ("Merger Sub"), and the Company, pursuant to which Merger Sub will merge with and into the Company, which will survive the merger, and become a wholly-owned subsidiary of Commerce One (the "Merger"). As a result of the Merger, each share of the Company's common stock issued and outstanding immediately prior to the consummation of the Merger will be automatically converted into the right to receive 0.8 shares of Commerce One common stock. Commerce One will assume options and warrants to purchase the Company's capital stock outstanding at the effective time of the Merger. As described in the Merger Agreement, if the Merger Agreement terminates under certain circumstances, the Company is required to pay Commerce One a termination fee of $38.5 million plus Commerce One's expenses. Further, the Company granted Commerce One an option to acquire shares of the Company's common stock equal to 19.9% of the number of shares of the Company's common stock outstanding as of the first date the option becomes exercisable. The option's exercise price is $41.15 per share and is currently not exercisable. Commerce One may only exercise the option if the Merger Agreement is terminated in certain circumstances similar to those in which the termination fee is payable. Consummation of the Merger is conditioned upon obtaining the Company's shareholders' approval, regulatory clearance and other customary closing conditions.

9.  Recent Pronouncements

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." In March 2000, the SEC issued SAB 101A, "Amendment: Revenue Recognition in Financial Statements," which delayed implementation of SAB 101 until the Company's second fiscal quarter of 2000. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes the adoption of SAB 101, as amended by SAB 101A and 101B, will not have a material adverse effect on its financial position or results of operations.

                                  AppNet, Inc.

                                   (Unaudited)


9.  Recent Pronouncements (continued)

          In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on its financial position or results of operations.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

          The following discussion and analysis compares the three and six month periods ended June 30, 2000 to the corresponding period ended June 30, 1999 for AppNet, Inc. and its subsidiaries ("AppNet," the "Company," "we," "us" or "our") and should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report. You are also encouraged to review the information contained in the Cautionary Notice Regarding Forward-Looking Statements on the Table of Contents page of this report.

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

          On June 20, 2000, we entered into an Agreement and Plan of Merger and Reorganization, dated as of June 20, 2000 (the "Merger Agreement"), by and among Commerce One, Inc., a Delaware Corporation ("Commerce One"), Constitution Acquisition Corporation, a Delaware Corporation and a wholly owned subsidiary of Commerce One ("Merger Sub"), and AppNet, pursuant to which Merger Sub will merge with and into AppNet, which will survive the merger, and become a wholly-owned subsidiary of Commerce One (the "Merger"). As a result of the Merger, each share of our common stock issued and outstanding immediately prior to the consummation of the Merger will be automatically converted into the right to receive 0.8 shares of Commerce One common stock. Commerce One will assume all options and warrants to purchase our capital stock outstanding at the effective time of the Merger. As described in the Merger Agreement, if the Merger Agreement terminates under certain circumstances, we are required to pay Commerce One a termination fee of $38.5 million plus Commerce One's expenses. Further, we granted Commerce One an option to acquire shares of our common stock equal to 19.9% of the number of shares of our common stock outstanding as of the first date the option becomes exercisable. The option's exercise price is $41.15 per share and is currently not exercisable. Commerce One may only exercise the option if the Merger Agreement is terminated in certain circumstances similar to those in which the termination fee is payable. Consummation of the Merger is conditioned upon obtaining our shareholders' approval, regulatory clearance and other customary closing conditions.

Results Of Operations

Three Months Ended June 30, 2000 Compared To The Three Months Ended June 30,
1999

          Revenues. Revenue for the three months ended June 30, 2000 increased $26.1 million to $51.2 million from $25.1 million for the three months ended June 30, 1999 due primarily to internal growth including increased billable headcount, hourly billing rates and utilization rates for the second quarter 2000 as compared to the second quarter of 1999.

          Cost of revenues. Cost of revenues for the three months ended June 30, 2000 increased $13.0 million to $27.2 million from $14.2 million for the three months ended June 30, 1999. The increase in cost of revenues was primarily driven by an increase in internally generated billable headcount. As a percentage of revenues, cost of revenues for the three months ended June 30, 2000 decreased to 53.1% from 56.7% for the three months ended June 30, 1999 due primarily to an increase in hourly bill rates and utilization in the second quarter of 2000 compared to the second quarter of 1999.

          Selling and marketing. Selling and marketing expenses for the three months ended June 30, 2000 increased $4.0 million to $5.6 million from $1.6 million for the three months ended June 30, 1999. As a percentage of revenue, selling and marketing expenses for the three months ended June 30, 2000 increased to 11.0% from 6.4% for the three months ended June 30, 1999. The increase in selling and marketing expenses is a result of the development of our corporate sales and marketing staff, the expansion of our marketing strategy and the promotion of our brand identity during the second quarter of 2000.

          General and administrative. General and administrative expenses for the three months ended June 30, 2000 increased $7.3 million to $15.2 million from $7.9 million for the three months ended June 30, 1999. The increase in general and administrative expenses is a result of the build up of corporate infrastructure to support the growth of the Company. As a result of anticipated additional hiring costs associated with the continued growth of our business, our general and administrative expenses are expected to continue to increase during 2000, although they may decline as a percentage of revenues. As a percentage of revenue, general and administrative expenses for the three months ended June 30, 2000 decreased to 29.7% from 31.7% for the three months ended June 30, 1999.

          Stock-based and acquisition-related compensation. Stock-based and acquisition-related compensation expense of $5.4 million for the three months ended June 30, 2000 remained consistent with the three months ended June 30, 1999. The compensation charges during the three months ended June 30, 2000 were primarily attributable to contingent payments due to former shareholders of acquired businesses that must remain employed by AppNet through specified future dates to receive the contingent payments.

          Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2000 decreased $0.6 million to $14.5 million from $15.1 million for the three months ended June 30, 1999. The decrease was primarily due to certain intangible assets, related to acquisitions made during 1999, being fully amortized during the three months ended June 30, 2000. Our goodwill and related amortization may increase in future periods if AppNet is required to pay additional consideration for its acquisitions based on the attainment of certain operating targets.

          Interest income. Interest income for the three months ended June 30, 2000 was $0.7 million and is attributable to higher cash balances during 2000 as a result of our public stock offerings in June and November 1999.

          Interest expense. Interest expense for the three months ended June 30, 2000 decreased $2.4 million to $0.1 million from $2.5 million for the three months ended June 30, 1999 due to the repayment of borrowings under our credit facility with proceeds from our public stock offerings in June and November 1999 and the repayment or conversion during 1999 and the first quarter of 2000 of notes payable issued to sellers of businesses acquired. In connection with our initial public offering in June 1999, we recorded an interest charge of $1.1 million during the three months ended June 30, 1999 related to beneficial conversion rights of convertible notes because the notes contained conversion features requiring their conversion at a discount from the initial public offering price of the common stock.

          Other expense, net. Other expense of $0.6 million for the three months ended June 30, 1999 includes the write-off of deferred financing costs in connection with the refinancing of our credit facilities during the period.

          Income tax provision. The provision for income taxes for the three months ended June 30, 2000 increased $72,000 to $122,000 from $50,000 for the three months ended June 30, 1999. The provision for income taxes for the three months ended June 30, 2000 and 1999 relates to state income taxes and the increase for the three months ended June 30, 2000 from the three months ended June 30, 1999 is attributable to the growth of our business.

Six Months Ended June 30, 2000 Compared To The Six Months Ended June 30, 1999

          Revenues. Revenue for the six months ended June 30, 2000 increased $51.2 million to $95.9 million from $44.7 million for the six months ended June 30, 1999, primarily due to internal growth and the inclusion of a full six months of operations of the companies we acquired during the first half of 1999.

          Cost of revenues. Cost of revenues for the six months ended June 30, 2000 increased $26.3 million to $52.0 million from $25.7 million for the six months ended June 30, 1999. The increase in cost of revenues was primarily driven by an increase in billable headcount resulting from the acquisitions that occurred during 1998 and 1999, as well as internally generated headcount growth. As a percentage of revenues, cost of revenues for the six months ended June 30, 2000 decreased to 54.2% from 57.4% for the six months ended June 30, 1999 due to an increase in utilization and hourly bill rates in the first half of 2000 compared to the first half of 1999.

          Selling and marketing. Selling and marketing expenses for the six months ended June 30, 2000 increased $6.4 million to $9.2 million from $2.8 million for the six months ended June 30, 1999. As a percentage of revenue, selling and marketing expenses for the six months ended June 30, 2000 increased to 9.6% from 6.2% for the six months ended June 30, 1999. The increase in selling and marketing expenses is a result of the development of our corporate sales and marketing staff, the expansion of our marketing strategy and the promotion of our brand identity during the first half of 2000, as well as the inclusion of a full six months of operations of the companies we acquired in the first half of 1999.

          General and administrative. General and administrative expenses for the six months ended June 30, 2000 increased $16.8 million to $31.5 million from $14.7 million for the six months ended June 30, 1999. The increase in general and administrative expenses is a result of the build up of corporate infrastructure to support the growth of the Company. Further, in March 2000, AppNet recognized a bad debt charge of approximately $3.4 million to fully reserve against a receivable due from a customer because the parent company of the customer discontinued the operations of the customer. We intend to aggressively pursue all legal opportunities available to collect the receivable. As a result of anticipated additional hiring costs associated with the continued growth of our business, our general and administrative expenses are expected to continue to increase during 2000, although they may decline as a percentage of our revenues. As a percentage of revenue, general and administrative expenses for the six months ended June 30, 2000, excluding the $3.4 million bad debt charge, decreased to 29.3% from 32.9% for the six months ended June 30, 1999.

          Stock-based and acquisition-related compensation. Stock-based and acquisition-related compensation expense for the six months ended June 30, 2000 increased $2.6 million to $10.6 million from $8.0 million for the six months ended June 30, 1999. The compensation charges during the six months ended June 30, 2000 were primarily attributable to contingent payments due to former shareholders of acquired businesses that must remain employed by AppNet through specified future dates to receive the contingent payments.

          Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2000 increased $1.5 million to $29.3 million from $27.8 million for the six months ended June 30, 1999. The increase was primarily due to the amortization of intangible assets resulting from the acquisitions made during 1999. Further, the increase in amortization expense for the six months of June 30, 2000 as compared to the six months of June 30, 1999 was due to an increase in goodwill related to the recording of certain contingent payments as additional purchase price. Our goodwill and related amortization may increase in future periods if AppNet is required to pay additional consideration for its acquisitions based on the attainment of certain operating targets.

          Interest income. Interest income for the six months ended June 30, 2000 was $1.6 million and is attributable to higher cash balances during 2000 as a result of our public stock offerings in June and November 1999.

          Interest expense. Interest expense for the six months ended June 30, 2000 decreased $3.4 million to $0.3 million from $3.7 million for the six months ended June 30, 1999 due to the repayment of borrowings under our credit facility with proceeds from our public stock offerings in June and November 1999 and the repayment or conversion during 1999 and the first quarter of 2000 of notes payable issued to sellers of businesses acquired. In connection with our initial public offering in June 1999, we recorded an interest charge of $1.1 million during the second quarter of 1999 related to beneficial conversion rights of convertible notes because the notes contained conversion features requiring their conversion at discount from the initial public offering price of the common stock.

          Other expense, net. Other expense of $0.6 million for the six months ended June 30, 1999 includes the write-off of deferred financing costs in connection with the refinancing of our credit facilities during the second quarter of 1999.

          Income tax provision. The provision for income taxes for the six months ended June 30, 2000 increased $0.3 million to $0.4 million from $0.1 million for the six months ended June 30, 1999. The provision for income taxes for the six months ended June 30, 2000 and 1999 relates to state income taxes and the increase for the six months ended June 30, 2000 from the six months ended June 30, 1999 is attributable to the growth of our business.

Liquidity And Capital Resources

          At June 30, 2000, we had approximately $41.2 million in cash and cash equivalents. We have financed our operations and acquisitions primarily through the issuance of common stock, borrowings under credit facilities and the issuance of preferred stock. For the six months ended June 30, 2000, cash used by operations was $10.0 million. For the six months ended June 30, 1999, cash used by operations was $3.5 million.

          For the six months ended June 30, 2000 and 1999, cash used in investing activities was $18.2 million and $29.1 million, respectively. The principal use of cash in investing activities during the six months of June 30, 2000 was as follows: to make approximately $6.7 million in payments for contingent consideration related to our acquisition of New Media Publishing, Inc. ("NMP"), of which $3.9 million is included in investing activities because it is considered additional purchase price and the remaining $2.8 is included in accrued liabilities in operating activities; to make approximately $1.4 million in payments for contingent consideration related to our acquisition of Sigma 6; to repay $1.6 million withheld from owners of other acquired businesses due to the resolution of certain employment contingencies; to make purchases of property and equipment to build the infrastructure to support our growth; and to make purchases of other assets to support our growth. The principal use of cash in investing activities during the six months of June 30, 1999 was to finance the acquisitions that occurred in the first quarter of 1999. As we continue to grow our business and build the infrastructure to support our growth, we expect to use cash from operations to fund the continued growth and to fund selling and marketing activities.

          Net cash provided by financing activities was $2.8 million and $41.6 million for the six months ended June 30, 2000 and 1999, respectively. Financing activities for the first half of 1999 included net proceeds from our initial public offering in June 1999 of $64.1 million, proceeds from issuance of preferred stock, common stock and exercise of stock options of $7.6 million, additional borrowings under our credit facility of $68.5 million, offset, in part, by debt repayments of $98.0 million. Financing activities during the first half of 2000 included proceeds from the exercise of stock options, proceeds from shares purchased through our Employee Stock Purchase Plan and proceeds from issuance of shares sold to management of $3.9 million, offset by debt repayments of $1.1 million.

          In January 2000, we paid a portion of the contingent consideration related to our acquisition of New Media Publishing. Of the portion paid, $5.1 million was paid in cash to the former shareholders and employees, a note payable of approximately $0.8 million, which accrues interest at 9% and is due January 2001, was issued for the remaining cash portion payable to a former shareholder, 334,762 shares of the our common stock were issued to the former shareholders and options to purchase 88,523 shares of the our common stock at $11.70 per share were issued to certain employees. Of the remaining portion payable in cash, approximately $0.8 million was paid in May 2000 and approximately $0.8 million was paid in June 2000. Approximately $1.6 million, including the note payable discussed above, will be paid in January 2001 if certain former NMP employees remain employed by AppNet through September 2000. The remaining portion payable in stock, approximately 255,000 shares, will be issued in January 2001 if certain former NMP employees remain employed by AppNet through September 2000. During the three and six months ended June 30, 2000, we incurred approximately $2.6 million and $5.4 million in stock-based compensation expense related to these contingent payments, respectively.

          In connection with the our acquisition of Sigma6, Inc. ("Sigma6") in March 1999, the former Sigma6 stockholders were entitled to a contingent payment of $2.8 million based on the achievement of agreed-upon performance criteria during the 12-month period ending on December 31, 1999. The contingent payment, $1.4 million in cash and $1.4 million in our common stock, or approximately 65,000 shares, was made in April 2000. During the six months ended June 30, 2000, we incurred approximately $0.6 million in stock-based compensation expense related to this contingent payment.

          In connection with our acquisition of Salzinger & Co. ("Salzinger") in March 1999, we may be required to make contingent payments of up to $5.0 million in cash or, at the seller's option, cash and our common stock, to the former stockholders of Salzinger if certain performance criteria are met during any consecutive twelve-month period during the period from April 1, 1999 to September 30, 2000. The amount of this payment will depend on the level of achievement of the operating targets. Further, the former stockholders must remain employed by AppNet through September 2000 in order to remain eligible to receive these payments. During the three and six months ended June 30, 2000, we incurred approximately $1.9 million and $3.1 million in stock-based compensation expense related to this contingent payment, respectively.

          Our capital expenditures for the six months ended June 30, 2000 and 1999 were approximately $7.9 million and $2.5 million, respectively. Historically, capital expenditures have been used to make leasehold improvements to our leased office space, to purchase computer hardware and software and furniture and fixtures. We do not have any material commitments for capital expenditures for the foreseeable future. However, we do plan to make capital expenditures, which may include expenditures for leasehold improvements to office space, computer equipment, software and furniture and fixtures.

          On June 30, 2000, we entered into an amendment under our credit facility whereby certain terms were modified, including increasing our days sales outstanding and capital expenditure limitations. The amendment has been included as an exhibit to this report.

          Based upon current expectations, we believe our available cash balances, amounts that may be borrowed under our credit facility ($20.0 million as of June 30, 2000) and cash flow from our operations will be adequate for us to meet our capital requirements, to finance the cash portion of our contingent payments and pursue our business strategy for the next 18 months. To the extent we are unable to fund our operations from our available cash balances, cash flows and existing credit facility during or following the next 18 months, we may need to obtain financing from external sources either by issuing additional equity or incurring additional indebtedness, although additional financing may not be available.

Recent Pronouncements

          In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." In March 2000, the SEC issued SAB 101A, "Amendment: Revenue Recognition in Financial Statements," which delays implementation of SAB 101 until the Company's second fiscal quarter of 2000. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. We believe the adoption of SAB 101, as amended by SAB 101A and 101B, will not have a material adverse effect on our financial position or results of operations.

          In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. We do not expect the application of FIN 44 to have a material impact on our financial position or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

          We are subject to lawsuits, investigations and claims arising out of the ordinary course of our business, including those related to commercial transactions, contracts, government regulation and employment matters. Certain claims, suits and complaints have been filed or are pending against the Company. In the opinion of management, based on all known facts, all matters are without merit, and except as related to the claims mentioned below, are of such kind, or involve such amounts, as would not have a material effect on the financial position or results of operations of the Company if disposed of unfavorably. In addition to the information provided below, information with respect to legal proceedings involving the Company is included in the Company's Quarterly report on Form 10-Q for the quarter ended March 31, 2000 and the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

          On November 11, 1999, Robert Harvey, a former employee, filed suit against AppNet, Inc. and Ken Bajaj (our Chief Executive Officer) in state court in Michigan. The case has been removed to the United States District Court for the Eastern District of Michigan. On March 31, 2000, Mr. Harvey filed an amended complaint alleging breach of contract, fraud in the inducement and tortiuous interference with business relationship and expectancy. Further, Mr. Harvey seeks to recover the market value of all his shares as of March 2000, the market value of shares that we allegedly prevented him from selling, and lost salary, bonuses and benefits. We intend to contest the claims vigorously. At this time, we are not able to reasonably estimate the amount of costs or losses, if any, that will be incurred as a consequence of this lawsuit.

          On February 4, 2000, Counsel Corporation (US) and JewelryOnly.com, LLC filed suit against AppNet Inc., one of its subsidiaries, Drew Rayman (a former employee) and David Levin (a current employee) in the Supreme Court of the State of New York, County of New York. The plaintiffs in the suit allege breach of contract and misrepresentation related to services performed by AppNet. They are seeking direct damages, plus punitive damages, costs and fees. We intend to vigorously contest these claims and have filed counterclaims against the defendants alleging monies due for services performed. We are not able to reasonably estimate the amount of costs or losses, if any, that will be incurred as a consequence of this lawsuit.

          On June 20, 2000, a purported class action was filed in the Court of Chancery of the State of Delaware in and for New Castle County by a stockholder of AppNet. The Class Action Complaint filed names AppNet and certain members of its Board of Directors as defendants and alleges, among other things, that the approval of the pending transaction with Commerce One, Inc. by the named directors breached their respective fiduciary duties because the transaction provides inadequate consideration that does not reflect the true value of AppNet. The complaint requests that the Chancery Court, among other things, declare that the action may be maintained as a class action, enjoin the named directors from taking any action in furtherance of the pending Commerce One transaction, and award of unspecified monetary damages and the costs of the action, including plaintiff's reasonable attorney, accountant and expert fees. Neither AppNet nor, to our knowledge, any of the named directors have been served with the complaint. We believe the action is without merit and intend to vigorously contest the allegations set forth in the complaint. At this time, we are not able to reasonably estimate the amount of costs or losses, if any, that we may incur in connection with this lawsuit.

          In July 2000, the trustee of Affinity Partners.com filed an action in United States Bankruptcy Court, Eastern District of Virginia, Alexandria Division seeking to void preferential transfers by Affinity to us for the 90 days prior to the date Affinity filed for bankruptcy. We intend to contest the claims vigorously. At this time, we are not able to reasonably estimate the amount costs or losses, if any, that will be incurred as a consequence of this lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

          At the Company's annual meeting of stockholders held on May 19, 2000, the following directors were elected to terms expiring at the Company's annual meeting of stockholders in 2001:

Name of Director             Shares Voted For            Shares Voted Against
----------------             ----------------            --------------------
Ken S. Bajaj                     23,941,880                    518,294
John Cross                       23,539,025                    921,154
Phillip A. Canfield              23,961,636                    498,543
Edward C. Meyer                  23,961,416                    498,863
Richard N. Perle                 23,962,216                    497,963
Bruce V. Rauner                  23,962,347                    497,832

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               Exhibit      Description
               -------      -----------

               10.1 Fifth Amendment to Revolving Credit Agreement, dated as of June 30, 2000, by and among AppNet, Inc., Fleet National Bank (formerly known as BankBoston, N.A.) and Antares Capital Corporation

               27           Financial Data Schedule

          (b)  Reports on Form 8-K filed during the six months ended
               June 30, 2000:

               The Company filed a Form 8-K dated March 30, 2000 to file the audited financial statements of i33 communications corp., Salzinger & Company, Inc. and Internet Outfitters, Inc., which were acquired by AppNet in 1999. These financial statements were filed under Item 7 of Form 8-K pursuant to the requirements of Staff Accounting Bulletin No. 80 ("SAB No. 80"). As permitted by SAB No. 80, the audited financial statements for these corporations for the periods from January 1, 1999 through their respective acquisition dates were not included in the Company's Registration Statements on Form S-1 filed in connection with the Company's June 1999 initial public offering and its November 1999 follow-on offering.

               The Company filed a Form 8-K dated June 20, 2000 to file under
               Item 5 the Agreement and Plan of Merger and Reorganization, dated June 20, 2000, by and among, Commerce One, Inc., Constitution Acquisition Corporation and AppNet, Inc., pursuant to which AppNet will become a wholly-owned subsidiary of Commerce One. Upon the consummation of the merger, each issued and outstanding share of AppNet common stock will be automatically converted into the right to receive 0.8 shares of Commerce One common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned thereunto duly authorized.

                                     APPNET, INC.

Date:  August 11, 2000               By:  /s/ Jack Pearlstein
                                        ----------------------------------------
                                     Jack Pearlstein
                                     Senior Vice President,
                                      Chief Financial Officer and Treasurer
                                     (On behalf of the registrant and
                                     as principal financial officer)

                                  APPNET, INC.

                       Exhibit Index to Quarterly Report
                     On Form 10-Q for the Quarterly Period
                              Ended June 30, 2000


               Exhibit      Description
               -------      -----------

               10.1 Fifth Amendment to Revolving Credit Agreement, dated as of June 30, 2000, by and among AppNet, Inc., Fleet National Bank (formerly known as BankBoston, N.A.) and Antares Capital Corporation.

               27        Financial Data Schedule.